Form 10KSB
period 1998-09-30
OPTICAL SYSTEMS INC
filed 1999-04-13
CIK 1064987

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                       [X] ANNUAL REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998

                     [ ] TRANSITION REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-24599

                                 --------------

                              OPTICAL SYSTEMS, INC.
                 (Name of small business issuer in its charter)

              Florida                                          65-0755071
   (State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                         Identification Number)

 Raritan Plaza II, Raritan Center, Fieldcrest Avenue, Edison, New Jersey, 08818
          (Address and telephone number of principal executive offices)

                                  -------------

Securities registered pursuant to Section 12(b) of the Exchange Act:  None.

Securities registered to Section 12(g) of the Exchange Act:  Common Stock,
                                                             $0.0001 par value.

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

The Registrant's revenues for the fiscal year ended September 30, 1998 totaled $2,410,966.

As of March 30, 1999 the aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming for this purpose that only directors and officers of the Registrant are affiliates of the Registrant), based on the average of the closing bid and asked prices on that date, was approximately $924,075.

As of March 30, 1999 there were 6,510,320 shares of Common Stock outstanding. As of March 30, 1999 there were 0 shares of Preferred Stock outstanding.

Documents incorporated by reference: None

Transitional Small Business Disclosure format:   Yes  [ ]      No  [X]

                              INDEX TO FORM 10-KSB
                                       OF
                              OPTICAL SYSTEMS, INC.

                                                                                                 Page
                                                                                                 ----
PART I

ITEM 1.           DESCRIPTION OF BUSINESS...........................................................3

ITEM 2.           DESCRIPTION OF PROPERTY..........................................................15

ITEM 3.           LEGAL PROCEEDINGS................................................................15

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............................15

PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED
                  STOCKHOLDERS MATTERS.............................................................16

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OR PLAN OF OPERATION.............................................................17

ITEM 7.           FINANCIAL STATEMENTS.............................................................21

ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE...........................................22

PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                  CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A)
                  OF THE EXCHANGE ACT..............................................................22

ITEM 10.          EXECUTIVE COMPENSATION...........................................................23

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT............................................................23

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................................24

ITEM 13.          EXHIBITS LIST AND REPORTS ON FORM 8-K............................................24


PART I

FORWARD-LOOKING STATEMENTS CONTAINED IN THIS FORM 10-KSB RELATING TO PRODUCT DEVELOPMENT, REVENUE AND THE ADEQUACY OF WORKING CAPITAL ARE BASED ON CURRENT EXPECTATIONS THAT INVOLVE UNCERTAINTIES AND RISKS ASSOCIATED WITH NEW DEVELOPMENTS INCLUDING, BUT NOT LIMITED TO, MARKET CONDITIONS, SUCCESSFUL PRODUCT INTEGRATION AND ACCEPTANCE. THE INTRODUCTION OF COMPETITIVE PRODUCTS, ECONOMIC CONDITIONS, AND THE TIMING OF ORDERS FOR PRODUCTS AND SERVICES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM CURRENT EXPECTATIONS. READERS ARE CAUTIONED NOT TO PUT UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS. THE COMPANY DISCLAIMS ANY INTENT OR OBLIGATION TO UPDATE PUBLICLY THESE FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW

         Optical Systems, Inc. ("OSI" or the "Company") is an integrator of high performance client/server, imaging software as well as software for managing business-to-business commerce transactions. The Company also markets services to complete and document Y2K compliance. The Company owns and markets SafeCD(TM) a product that migrates data from magnetic tapes and cartridges to optical media preserving the original data formats.

HISTORY

         OSI was formed in 1992 and the founders are the senior management today. OSI was incorporated in the State of New Jersey and was the successor in a reverse merger transaction effective June 30, 1997 and is now a Florida corporation. Optical Systems, Inc., a Florida Corporation, was incorporated on May 29, 1997 and was not the successor to a predecessor corporation.

         Concurrent with the merger the Company completed a private sale of stock and warrants. The Company completed another private sale of common stock and warrants in July 1997. These efforts as well as other steps recapitalized the Company with almost $1,000,000 of new capital.

         OSI became a reporting company on July 7, 1998 and trades on the OTC Bulletin Board system using the symbol OPSY.

THE INDUSTRY

         The market for the Company's products is intensely competitive and can be significantly affected by new product introductions and other market activities of industry participants. The Company's competitors offer a variety of products and services to address the emerging market for imaging software solutions. Numerous software vendors also compete in each product area. Potential competitors include providers of document management system software, providers of document archiving products and relational database management systems vendors. The Company also faces competition from OEMs (original equipment manufacturers), distributors and systems integrators.

         Document Management

         OSI operates within the document management industry which the Company believes to be in excess of $8 billion worldwide. Industry suppliers provide products and services used in the conversion, storage, and retrieval of computer data and images. Users of these solutions must balance the ease of accessibility of information with the cost of storing and accessing that information.

         Document image processing systems allow documents to be electronically stored, retrieved and routed, and generally include the following five basic functions: (i) document capture, (ii) optical storage, (iii) retrieval and display, (iv) document management and (v) automated transaction processing (workflow). Document capture is the conversion of paper documents into digitized images and generally includes batch preparation, scanning, image enhancement, quality assurance and indexing of images to long-term storage, including optical disks, CD-ROM and magnetic media. Optical storage is the storage of images on optical drives and jukeboxes and includes platter management, volume management and hierarchical storage management. Retrieval and display is the retrieval of document images via either standard searches (using the indices stored during capture) or full-text indexing for display, annotation and routing. Document management is the centralized management and administration of large volumes of documents and typically provides a file cabinet and file folder metaphor for retrieving documents. Workflow is the automation of routine work processes, usually performed by the automatic routing of images as a replacement for the manual routing of paper.

         For paper-intensive industries such as healthcare, financial services, insurance and retail, electronic document image processing offers several advantages over paper or microfilm, including: (i) faster and easier access, because document images are located and retrieved by entering a few key words into a computer database rather than by searching through file cabinets for paper folders or microfilm; (ii) fewer misfiled documents, because database software is used to track the location of document images; (iii) concurrent file access, since multiple users have the ability to access a document simultaneously:
         (iv) remote distribution and access, because document images are easily transmitted to standard facsimile equipment or remote computer terminals over commercial telephone lines; and (v) less expensive storage, because electronic storage generally requires less floor space and clerical overhead than paper-based storage, thereby reducing overall document storage costs. Once documents have been converted to an electronic format, they can be automatically routed from one workgroup or task to another. By implementing the automated workflow approach companies can improve operating efficiencies, compared to traditional paper-based document processing tasks.

         Over the past few years, there has been an increasing convergence of document management, imaging, C.O.L.D. (Computer Output to Laser Disk) and workflow technologies, according to industry market research firms such as International Data Corporation. As a result of this technology convergence, new market categories such as knowledge management and management of business-to-business transactions have emerged.

         Optical Storage

         The Information Delivery Life Cycle, commonly describes the relationship between the age of information, the frequency and speed of access, and the type of media upon which the information is stored. In general, as information ages, customer requirements for frequency of retrieval and speed of delivery decline. To achieve the greatest degree of cost-effectiveness and efficiency, organizations migrate their information across several different delivery systems over the life of the information.

         Generally, newly created information is the most frequently accessed, requiring a high-speed storage media such as magnetic disk (i.e., DASD, Direct Access Storage Disk). As the information begins to age, it often is first migrated to optical disk or CD, which offers high storage capacity and quick access to information at a lower cost than DASD. As the need to access information becomes more infrequent, the information often is next migrated to magnetic tape that provides somewhat slower, yet readily accessible, information deliver. SafeCD(TM) is a product that migrates data from magnetic media to optical media.

         Y2K

         The year 2000 problem (Y2K) is the inability of certain computer systems to properly interpret dates for the year 2000 and beyond.

         To make applications "year 2000 compliant," organizations will be required to devote considerable resources, including investment in software tools and processes, personnel, time and other resources, to undertake large-scale mass change initiatives.

         A typical year 2000 renovation project includes: an Assessment Phase, where an enterprise performs an inventory of its code, analyzes the impact and exposure of the year 2000 problem on its business and plans the renovation of the affected code; a Correction Phase, which entails the implementation of source code renovation, including the identification of all date-sensitive variables, correction of the code, and generation of bridges and data converters so the corrected code will still function with non-compliant code, and verification of the corrected code; and a Testing Phase, which ensures the integrity of a year 2000 renovation by performing unit and systems tests prior to re-deploying the code into production. During the process or when it is completed, OSI believes there is a demand to document the entire effort as an audit trail for management, accountants, attorneys, et al. This service is marketed by OSI as Y2K Discovery.

PRINCIPAL PRODUCTS AND SERVICES

         Document Management

         The Company's document management services use software products to simplify the management and maintenance of electronic documents and other unstructured information, ensuring the right information is always available. Needed information is readily accessible, providing total manageability and security.

         Y2K Services

         Many computer software systems containing date sensitive data were structured to utilize a two-digit date field such that they may not be able to recognize dates properly in the year 2000.

         OSI, acting as a licensee, uses a product that assists companies to analyze computer code, identify date sensitive data and correct the field to be year 2000 compliant. OSI, acting as a licensee, uses a tool that will analyze computer code that has been altered to be year 2000 compliant to test that the code has been effectively corrected.

         Service Bureau Operation

         The Service Bureau Operation is OSI's commitment to build a repetitive source of revenues versus project oriented assignments primarily imaging and C.O.L.D. (Computer Output to Laser Disk). The Service Bureau also presents the opportunity to develop the client base more rapidly. Management has found that for IT solutions the selling/closing cycle is generally 18 months or longer.

         IT solutions oftentimes requires clients to obtain capital funds and budget approvals that may be approved only annually. Service bureau projects, on the other hand, do not require capital expenditures and can be terminated on 60 days notice or sooner. Most of the managers that OSI presents to have the authority to approve service bureau agreements thereby reducing the selling/closing cycle to several weeks rather than 18 months or more. While service bureau assignments generate lower per-project revenues, the work tends to last a period of months. OSI has been invoicing six accounts monthly since 1995.

         SafeCD(TM)

         For many years major banking, insurance and commercial companies have used magnetic tapes to store their data. Invoices, accounting records, policy numbers and addresses are all embedded on these tapes. Estimates of tapes now being kept in the USA range as high as 50 million. Tapes are large (about the size of a dinner plate) and one and a half inches thick. To access data on them someone must retrieve them from library storage shelves and mount them on a tape reader (a machine about the size of a small refrigerator). Magnetic tapes degrade and have a limited life, need to be kept at the right temperature and humidity and cost an average of $4.50 per year just to store them. Optical discs can store several full magnetic tapes on one disc, but tapes are rarely full of data and often 25 tapes will fit on one disc. Discs are robust, do not require special storage conditions, can be copied for $10, and have an indefinite lifetime. Devices like a CD-ROM Juke Box can be connected online with a computer network and provide online access to hundreds of optical discs. OSI offers its specially developed product SafeCD(TM). SafeCD(TM) stores magnetic tape images on optical discs so that it still "looks like" tape to the processing software. This means companies can conveniently convert to optical disc storage and get all the benefits of an e-Business connection without any modifications to their computer programs.


SALES AND MARKETING

         The Company conducts its sales and marketing efforts through several channels, including its own sales force, marketing alliances, and marketing communications. The Company's sales force receives direct support from the Company's technical staff. Consulting service leads are provided to the Company by its licensors. The Company believes this diversity of sales and marketing channels permits it to distribute its products and sell its services in an efficient and effective manner, while reducing reliance on any one sales channel.

         Company Sales Force. The Company has a marketing and sales force of four people, including field sales, telemarketing, and sales management. The telemarketing staff qualifies prospective customers, schedules product demonstrations, and refers prospective customers to the Company's sales force. The Company's sales force also sells upgrades and add-on products, and refers leads to licensors.

         Marketing Alliances. The Company is a VAR (value added reseller) of products from other software companies, including Optical Technologies, Gentext, CCD Online, McCabe and others. The Company incorporates these products into its document management and Y2K services. The Company earns a reseller commission ranging from 10% to 40% on sales of these licensors and receives fees for all customized and integration services.

         The Company entered into a joint venture agreement with NewSoft GmbH as of April 8, 1998. Under the joint venture agreement, the Company and NewSoft formed an alliance by which each would facilitate the sales of the others products and services.

         Marketing Communications. The Company generates awareness of, and interest in, its products and consulting services through public relations, telemarketing, periodic direct mail campaigns, seminars, trade shows and other marketing efforts. In 1998, the Company exhibited at Y2K trade shows.

         The Company is generally required to provide a significant level of education to prospective purchasers of its SafeCD(TM) and systems solutions services regarding the use and benefits of the Company's product and services, resulting in a lengthy sales cycle (typically between six and nine months). Additionally, the implementation by customers of the Company's products may involve a significant commitment of resources by such customers over an extended period of time. For these and other reasons, the sales and customer implementation cycles are subject to a number of significant delays over which the Company has little or no control. Delay in the sale or customer implementation of the Company's product and services could have a material adverse effect on the Company's business and operations and cause the company's operating results to vary significantly from quarter to quarter. The Company believes that its quarterly operating results are likely to vary in the future.

         The sales cycle for initial sales of SafeCD(TM) has ranged from three to nine months. The Company believes that the sales cycle for repeat sales may be shorter. SafeCD(TM) is licensed at an introductory price of $19,995 per server. The Company plans to increase the price of SafeCD(TM) in the first half of 1999. The Company also provides support packages and extension products at an additional price. The Company offers annual maintenance for SafeCD(TM) at a cost of 20% of the purchase price.

         Lengthy and Complex Sales and Implementation Cycles; Dependence on Capital Spending. The license of the Company's software products is typically an executive-level decision by prospective end-users, and generally requires the Company to engage in a lengthy and complex sales cycle (typical between six and twelve months from the initial contact date). In addition, the implementation by customers or imaging products and services offered by the Company may involve a significant commitment of resources by such customers over an extended period of time. For these and other reasons, the sales and customer implementation cycles are subject to a number of significant delays over which the Company has little or no control. The Company's future performance also depends upon the capital expenditure budgets of its customers and the demand by such customers for the Company's products. The Company's operations may in the future be subject to substantial period-to-period fluctuations as a consequence of industry patterns, domestic and foreign economic and other conditions, and other factors affecting capital spending. There can be no assurance that such factors will not have a material adverse effect on the Company's business, results of operations, and financial condition.

         Many of the Company's current and potential competitors are substantially larger than the Company, have significantly greater financial, technical and marketing resources and have established more extensive channels of distribution. As a result, such competitors may be able to respond more rapidly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than the Company. Because the Company's products are designed to operate in non-proprietary computing environments and because of low barriers to entry in the imaging software market, the Company expects additional competition from established and emerging companies, as the market for integrated imaging produces continues to evolve. The Company expects its competitors to continue to improve the performance of their current products and to introduce new products or new technologies that provide added functionality and other features. Successful new product introductions or enhancements by the Company's competitors could cause a significant decline in sales or loss of market acceptance of the Company's products and services, result in continued intense price competition, or make the Company's products and services or technologies obsolete or noncompetitive.

         To be competitive, the Company will be required to continue to invest significant resources in sales and marketing. There can be no assurance that the Company will have sufficient resources to make such investments.

         In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties, to increase the ability of their products to address the needs of the Company's prospective customers. In addition, several competitors have recently made, or attempted to make, acquisitions to enter the market or increase their market presence. Accordingly, it is possible that new competitors or alliance among competitors may emerge and rapidly acquire significant market share. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which would have a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurance that the Company will be able to compete successfully against current or future competitors, or that competitive pressures will not have a material adverse effect on the Company's business, results of operations, and financial condition.

CUSTOMERS

         OSI generally performs its work for its customers on a project-by-project basis or under short-term letter agreements referred to as "Statement of Work" (SOW). The SOW may be accepted by the customer as submitted by OSI or amended by the customer. Generally, the customer then issues a purchase order or other acknowledgement to indicate that it agrees that OSI should perform services or sell product.

         During 1998, three customers accounted for 83% of the Company's revenues but were not factors in 1997, and were not likely to be factors in 1999. Revenues for the European market were 6% in 1998 and 0% in 1997.

         During 1998 the Company's sales were concentrated among three primary customers. The Company expects that, due to the relatively large size of the contracts as compared to the size of the Company's operations, a limited number of customers will provide the majority of the Company's sales. Therefore, the Company's sales will continue to be concentrated among a few customers and demand swings from any one or all of these customers, e.g., a decrease in sales to a customer, could have a material adverse effect on the Company's operating results.

         The Company has repeat business from a number of its customers, and management believes that there is a high degree of customer satisfaction with its products, services and solutions. The Company's existing services, training, and products provide a base of business that the Company expects will complement SafeCD(TM) product sales. Developing custom solutions for customers keeps the Company's technical professionals abreast of client needs, which facilitates the conception and development of new products and the improvement of SafeCD(TM).

COMPETITION

         The market for the Company's products is intensely competitive and can be significantly affected by new product introductions and other market activities of industry participants. The Company believes that the principal competitive factors affecting its market include product features such as adaptability, scalability, ability to integrate with third-party products, functionality, ease of use, product reputation, quality, performance, price, customer service and support, effectiveness of sales and marketing efforts, and company reputation. Although the Company believes that it currently competes favorably with respect to such factors, there can be no assurance the Company can maintain its competitive position against current and potential competitors. The Company competes with industry-specific application vendors. Potential competitors include, without limitation, providers of document management software products, providers of document archiving products, and RDBMS ("Relational Database Management System") vendors. Many of the Company's current and potential competitors have longer operating histories, significantly greater resources and name recognition, and a larger installed base of customers than the Company. As a result, these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products, than can the Company. (See "Business Risks--Intense Competition")

         The Company's competitors offer a variety of products and services to address the emerging market for imaging software solutions. Numerous software vendors also compete in each product area. Potential competitors include providers of document management system software, providers of document archiving products and relational database management systems vendors. The Company also faces competition from OEMs, distributors and systems integrators.


PROPRIETARY RIGHTS

         The Company relies on a combination of trade secret, copyright and trademark laws, software licenses and nondisclosure agreements, to establish and protect its proprietary rights in its products. The Company enters into confidentiality and/or license agreements with all of its employees and distributors, as well as with its customers and potential customers seeking proprietary information, and limits access to and distribution of, its software, documentation and other proprietary information. Despite these precautions, it may be possible for unauthorized third parties to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. The Company has certain registered and other trademarks. The Company believes that its products, trademarks and other proprietary rights do not infringe the proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims in the future.

         Dependence on Proprietary Technologies. The Company's performance depends in part on its ability to protect its proprietary rights to the technologies used in its principal products. The Company relies on a combination of copyright and trademark laws, trade secrets, confidentiality provisions and other contractual provisions to protect its proprietary rights, which are measures that afford only limited protection. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products, or to obtain and use information that the Company regards as proprietary. In addition, the laws of some foreign countries do not protect the Company's proprietary rights as fully as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights in the United States or abroad will be adequate, or that competitors will not independently develop similar technologies.

         The Company also licenses software from third parties. These licenses expire from time to time. There can be no assurances that these third-party software licenses will continue to be available to the Company on commercially reasonable terms. While the Company believes that all of such third-party software is available from alternate vendors and the Company maintains standard software escrow agreements with each of such parties agreements which provide the Company with access to the source code in the event of their bankruptcy or insolvency, the loss of or inability to maintain any such software licenses could result in shipment delays or reductions until equivalent software could be developed, identified, licensed and integrated, which in turn could materially and adversely affect the Company's business, results of operations, and financial condition. In addition, the Company generally does not have access to source code for the software supplied by these third parties, absent bankruptcy or insolvency. Certain of these third parties are small companies that do not have extensive financial and technical resources. If any of these relationships were terminated or if any of these third parties were to cease doing business, the Company may be forced to expend significant time and development resources to replace the licensed software. Such an event would have a material adverse effect upon the Company's business, results of operations, and financial condition. The Company has entered into source code escrow agreements with a limited number of its customers requiring release of source code in certain circumstances.


EMPLOYEES

         At September 30, 1998 the Company had 21 employees. All of its employees are full-time employees, working in its headquarters facilities. Of these employees, 4 were involved in sales and marketing, 14 in technical support and training, and 3 in administration and finance. Employees are not covered by any collective bargaining agreements. The Company believes that its relationship with its employees is good.

         Dependence on Key Personnel. The Company's future performance depends to a significant degree upon the continuing contributions of its key management, sales, marketing, customer support, and product development personnel. The Company has at times experienced, and continues to experience, difficulty in recruiting qualified personnel, particularly in software development and customer support. The Company believes that there may be only a limited number of persons with the requisite skills to serve in those positions, and that it may become increasingly difficult to hire such persons. Competitors and others have in the past, and may in the future, attempt to recruit the Company's employees. The loss of key management or technical personnel, or the failure to attract and retain key personnel, could have a material adverse effect on the Company's business, results of operations and financial condition.


EXECUTIVE OFFICERS

         The Company's executive officers and key employees and their ages as of January 1, 1999 are:

                  Name               Age                Position
                  ----               ---                --------
         Warren R. Zimmerman          50    President, CEO and Chairman of the
                                             Board of Directors
         Derwood Plyler               56    Senior Vice President, Technology
         Christine E. Jacobs          33    Vice President, Customer Relations
         John F. Carlson              59    Vice President, CFO

         Warren R. Zimmerman, Founder, Director, President & CEO, has more than 29 years in positions of increasing responsibilities in the computer field. Mr. Zimmerman spent 14 years managing the consolidated computer center for Rutgers University (NJ). Mr. Zimmerman has served as consultant to AT&T Information Services, Westinghouse Co., and Citibank International. For seven years, Mr. Zimmerman managed the technical support team for First Investors Corporation.

         Derwood G. Plyler, Founder, Senior Vice President Technical Services, has over 32 years of experience in computers, networking and telecommunications. This experience includes responsibilities in executive, line and staff management, technical consulting, computer/communications operations management, software development and project leadership, systems and applications programming and sales.

         John F. Carlson, Vice President, Chief Financial Officer, joined the Company in May 1998. Prior to joining OSI, Mr. Carlson was Executive Vice President and CFO of Ocurest Laboratories, Palm Beach Gardens, FL which is a marketer and manufacturer of ophthalmic products. Mr. Carlson has held positions involving significant financial responsibility in Viacom International, Inc., and American Cyanamid Corp. Mr. Carlson began his career with Price Waterhouse & Co.

         Christine E. Jacobs, Vice President, Customer Relations, has six years experience as a telecommunications specialist with a major Wall Street financial firm. Ms. Jacobs is an expert at defining business application solutions that integrate electronic document management, computers and networking into enterprise systems. For the past five years, Ms. Jacobs has completed integration studies, system designs, participated in installations and trained several hundred users in OSI's document management solutions.

         Management Changes; No Assurance of Successful Expansion of Operations. There can be no assurance that the Company's senior management team will be able to achieve and manage growth, if any, or build an infrastructure necessary to operate the Company. The Company's ability to compete effectively and to manage any future growth will require that the Company continue to assimilate new personnel and to expand, train and manage its work force. The Company intends to continue to increase the scale of its operations significantly to support anticipated increases in revenues and to address critical infrastructure and other requirements. These increases have included and may include the leasing of new space, the opening of additional offices, and potential acquisitions, and the hiring of additional personnel in sales and marketing.

         The increased scale of operations has resulted in significantly higher operating expenses, which are expected to continue to increase significantly in the future. If the Company's revenues do not correspondingly increase, the Company's results of operations would be materially and adversely affected. Expansion of the Company's operations has caused, and is continuing to impose, a significant strain on the Company's management, financial and other resources. The Company's ability to manage its recent, and any future, growth (should it occur) will depend upon a significant expansion of its internal management systems and the implementation and subsequent improvement of a variety of systems, procedures and controls. Any failure to expand these areas and implement and improve such systems, procedures and controls in an efficient manner at a pace consistent with the Company's business, could have a material adverse effect on the Company's business, financial condition and results of operations. In this regard, any significant revenue growth will be dependent in significant part upon the Company's expansion of its marketing, sales and support capabilities. This expansion will continue to require significant expenditures to build the necessary infrastructure. There can be no assurance that the Company's efforts to expand its marketing, sales and customer support efforts will be successful or will result in additional revenues or profitability in any future period.

         Control by Existing Stockholders; Effects of Certain Anti-Takeover Provisions. Members of the Board of Directors, and the executive officers of the Company, together with members of their families and entities that may be deemed affiliates of, or related to, such persons or entities, beneficially own approximately 70% of the outstanding shares of Common Stock of the Company. Accordingly, these stockholders would, if acting in concert, be able to elect all members of the Company's Board of Directors and determine the outcome of corporate actions requiring stockholder approval, such as mergers and acquisitions. Certain provisions of the Company's Certificate of Incorporation, equity incentive plans, Bylaws, and Florida law may also discourage certain transactions involving a change in control of the Company. This level of ownership by such persons and entities, when combined with the Company's classified Board of Directors and the ability of the Board of Directors to issue "blank check" preferred stock without further stockholder approval, may have the effect of delaying, deferring or preventing a change in control of the Company and may adversely affect the voting and other rights of other holders of Common Stock.

ENVIRONMENTAL PROTECTION COMPLIANCE

         The Company has no knowledge of any federal, state or local environmental compliance regulations which affect its business activities. The Company has not expended any capital to comply with environmental protection statutes and does not anticipate that such expenditures will be necessary in the future.

GOVERNMENT REGULATION

         The Company is not subject to any material pending or threatened government regulation.

BUSINESS RISKS

      IN EVALUATING THE COMPANY'S BUSINESS, READERS SHOULD CAREFULLY CONSIDER THE BUSINESS RISKS DISCUSSED IN THIS SECTION, IN ADDITION TO THE OTHER INFORMATION PRESENTED IN THIS ANNUAL REPORT ON FORM 10-KSB.

      History of Operating Losses. Since its inception, the Company has incurred operating losses. The Company expects to incur additional operating losses as well as negative cash flow from operations at least into 1999. There can be no assurance that the Company will ever become profitable. The Company's ability to increase revenues and achieve profitability likely depends in part upon its ability to raise additional capital. There can be no assurance that the Company will be able to increase revenues. The same factors which are described below as contributing to significant fluctuations in the Company's operating results also may contribute to the Company incurring additional operating losses.

      No Assurance of Additional Necessary Capital. The Company intends to expend additional funds for working capital and general corporate purposes. Although the Company believes that its anticipated cash flow from future operations will be sufficient to fund ongoing operations, the Company expects that it will also require additional financing in the near future. While a minority shareholder has committed to provide financing, failure to raise additional capital when needed could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that such financing, if required, will be available on terms satisfactory to the Company, if at all. If adequate funds are not available, the Company expects it will be required to scale back or eliminate one or more of the products or services it offers.

      Significant Fluctuations in Operating Results. The Company's sales and other operating results have varied significantly in the past and will vary significantly in the future as a result of factors such as: the size and timing of significant orders and their fulfillment; demand for the Company's products; changes in pricing policies by the Company or its competitors; the number, timing and significance of product enhancements and new products announcements by the Company and its competitors; changes in the level of operating expenses; customer order deferrals in anticipation of new products or otherwise; warranty and customer support expenses; changes in its end-users' financial condition and budgetary processes; changes in the Company's sales, marketing and distribution channels; delays or deferrals of customer implementation; product life cycles; software bugs and other product quality problems; discounts; the cancellation of licenses during the warranty period or nonrenewal of maintenance agreements; customization and integration problems with the end-user's legacy system; changes in the Company's strategy; the level of international expansion; and seasonal trends.

      A significant portion of the Company's revenues has been, and the Company believes will continue to be, derived from a limited number of orders, and the timing of such orders and their fulfillment have caused, and are expected to continue to cause, material fluctuations in the Company's operating results. Revenues are also difficult to forecast because the markets for the Company's products and services are rapidly evolving, and the sales cycle of the Company, from initial evaluation purchase, is lengthy and varies substantially from end-user to end-user. To achieve its quarterly revenue objectives the Company depends upon obtaining orders in any given quarter for shipment in that quarter. Product orders are typically shipped shortly after receipt; consequently, order backlog at the beginning of any quarter has in the past represented only a small portion of that quarter's revenues. Furthermore, the Company has often recognized most of its revenues in the last month or even in the last weeks or days, of a quarter. Accordingly, a delay in shipment near the end of a particular quarter may cause revenues in a particular quarter to fall significantly below the Company's expectations and may materially adversely affect the Company's operating results for such quarter. Conversely, to the extent that significant revenues occur earlier than expected, operating results for subsequent quarters may fail to keep pace with results of previous quarters or even decline. The Company also has recorded generally lower sales in the first quarter than in the immediately preceding quarter, as a result of, among other factors, end-users' purchasing and budgeting and the Company expects this pattern to continue in future years. A significant portion of the Company's expenses are relatively fixed in the short term. Accordingly, if revenue levels fall below expectations, operating results are likely to be disproportionately and adversely affected. As a result of these and other factors, the Company believes that its quarterly operating results will vary in the future, and that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

      Furthermore, due to all of the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

      Rapid Technological Change, Dependence on New Product Development. The market for imaging software is characterized by rapid technological change, changes in customer requirements, frequent new product introductions and enhancements, and emerging industry standards. The Company's future performance will depend in significant part upon its ability to respond effectively to these developments. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete, unmarketable or noncompetitive. For example, new operating systems being introduced by Microsoft this year, such as Microsoft Windows NT 5.0 could alter generally accepted conventions for document creation, distribution and management. The Company is unable to predict the future impact of such technology changes. Moreover, the life cycles of the Company's products are difficult to estimate. The Company's future performance will depend in significant part upon its ability to enhance current products, and to develop and introduce new products and enhancements that respond to evolving customer requirements. The inability of the Company, for technological or other reasons, to develop and introduce new products or enhancements in a timely manner in response to changing customer requirements for technological change or emerging industry standards, or maintain compatibility with heterogeneous computing environments, would have a material adverse effect on the Company's business, results of operations and financial condition.

      Lengthy and Complex Sales and Implementation Cycles; Dependence on Capital Spending. The license of the Company's software products is typically an executive-level decision by prospective end-users, and generally requires the Company to engage in a lengthy and complex sales cycle (typical between six and twelve months from the initial contact date). In addition, the implementation by customers or imaging products and services offered by the Company may involve a significant commitment of resources by such customers over an extended period of time. For these and other reasons, the sales and customer implementation cycles are subject to a number of significant delays over which the Company has little or no control. The Company's future performance also depends upon the capital expenditure budgets of its customers and the demand by such customers for the Company's products. Certain industries to which the Company sells its products, such as the financial services industry, are highly cyclical. The Company's operations may in the future be subject to substantial period-to-period fluctuations as a consequence of such industry patterns, domestic and foreign economic and other conditions, and other factors affecting capital spending. There can be no assurance that such factors will not have a material adverse effect on the Company's business, results of operations, and financial condition.

      Intense Competition. The market for the Company's products is intensely competitive and can be significantly affected by new product introductions and other market activities of industry participants. The Company's competitors offer a variety of products and services to address the emerging market for imaging software solutions. Numerous software vendors also compete in each product area. Potential competitors include providers of document management system software, providers of document archiving products and relational database management systems vendors. The Company also faces competition from OEMs, distributors and systems integrators.

      Many of the Company's current and potential competitors are substantially larger than the Company, have significantly greater financial, technical and marketing resources and have established more extensive channels of distribution. As a result, such competitors may be able to respond more rapidly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than the Company. Because the Company's products are designed to operate in non-proprietary computing environments and because of low barriers to entry in the imaging software market, the Company expects additional competition from established and emerging companies, as the market for integrated imaging products continues to evolve. The Company expects its competitors to continue to improve the performance of their current products and to introduce new products or new technologies that provide added functionality and other features. Successful new product introductions or enhancements by the Company's competitors could cause a significant decline in sales or loss of market acceptance of the Company's products and services, result in continued intense price competition, or make the Company's products and services or technologies obsolete or noncompetitive. To be competitive, the Company will be required to continue to invest significant resources in sales and marketing. There can be no assurance that the Company will have sufficient resources to make such investments. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties, to increase the ability of their products to address the needs of the Company's prospective customers. In addition, several competitors have recently made, or attempted to make, acquisitions to enter the market or increase their market presence. Accordingly, it is possible that new competitors or alliance among competitors may emerge and rapidly acquire significant market share. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which would have a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurance that the Company will be able to compete successfully against current or future competitors, or that competitive pressures will not have a material adverse effect on the Company's business, results of operations, and financial condition.

      Management Changes; No Assurance of Successful Expansion of Operations. Currently the Company has two Directors and is actively seeking to fill at least one more position on its Board of Directors. There is no assurance that the Company will be able to attract and retain qualified Directors.

      There can be no assurance that the Company's senior management team will be able to achieve and manage growth, if any, or build an infrastructure necessary to operate the Company. The Company's ability to compete effectively and to manage any future growth will require that the Company continue to assimilate new personnel and to expand, train and manage its work force. The Company intends to continue to increase the scale of its operations significantly to support anticipated increases in revenues and to address critical infrastructure and other requirements. These increases have included and may include the leasing of new space, the opening of additional offices, and potential acquisitions, and the hiring of additional personnel in sales and marketing. The increased scale of operations has resulted in significantly higher operating expenses, which are expected to continue to increase significantly in the future. If the Company's revenues do not correspondingly increase, the Company's results of operations would be materially and adversely affected. Expansion of the Company's operations has caused, and is continuing to impose, a significant strain on the Company's management, financial and other resources. The Company's ability to manage its recent, and any future, growth (should it occur) will depend upon a significant expansion of its internal management systems and the implementation and subsequent improvement of a variety of systems, procedures and controls. Any failure to expand these areas and implement and improve such systems, procedures and controls in an efficient manner at a pace consistent with the Company's business, could have a material adverse effect on the Company's business, financial condition. and results of operations. In this regard, any significant revenue growth will be dependent in significant part upon the Company's expansion of its marketing, sales and support capabilities. This expansion will continue to require significant expenditures to build the necessary infrastructure. There can be no assurance that the Company's efforts to expand its marketing, sales and customer support efforts will be successful or will result in additional revenues or profitability in any future period.

      Dependence on Key Personnel. The Company's future performance depends to a significant degree upon the continuing contributions of its key management, sales, marketing, customer support, and product development personnel. The Company has at times experienced, and continues to experience, difficulty in recruiting qualified personnel, particularly in software development and customer support. The Company believes that there may be only a limited number of persons with the requisite skills to serve in those positions, and that it may become increasingly difficult to hire such persons. Competitors and others have in the past, and may in the future, attempt to recruit the Company's employees. The loss of key management or technical personnel, or the failure to attract and retain key personnel, could have a material adverse effect on the Company's business, results of operations and financial condition.

      Dependence on Proprietary Technologies. The Company's performance depends in part on its ability to protect its proprietary rights to the technologies used in its principal products. The Company relies on a combination of copyright and trademark laws, trade secrets, confidentiality provisions and other contractual provisions to protect its proprietary rights, which are measures that afford only limited protection. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products, or to obtain and use information that the Company regards as proprietary. In addition, the laws of some foreign countries do not protect the Company's proprietary rights as fully as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights in the United States or abroad will be adequate, or that competitors will not independently develop similar technologies. The Company is not aware that it is infringing any proprietary rights of third parties.

      Dependence on Certain Sources of Products. The Company also licenses software from third parties. These licenses expire from time to time. Additionally, its relationship with certain of its key suppliers may not continue or the terms of such arrangements may change due to the Company's current financial position and particularly, its slowness in paying amounts owed to suppliers. While the Company believes that its relationships with its suppliers are good and will continue, there can be no assurances that these third-party software licenses will continue to be available to the Company on commercially reasonable terms.

      While the Company believes that all of such third-party software is available from alternate vendors and the Company maintains standard software escrow agreements with each of such parties agreements which provide the Company with access to the source code in the event of their bankruptcy or insolvency, the loss of or inability to maintain any such software licenses could result in shipment delays or reductions until equivalent software could be developed, identified, licensed and integrated, which in turn could materially and adversely affect the Company's business, results of operations, and financial condition. In addition, the Company generally does not have access to source code for the software supplied by these third parties. Certain of these third parties are small companies that do not have extensive financial and technical resources. If any of these relationships were terminated or if any of these third parties were to cease doing business, the Company may be forced to expend significant time and development resources to replace the licensed software. Such an event would have a material adverse effect upon the Company's business, results of operations, and financial condition. The Company has entered into source code escrow agreements with a limited number of its customers requiring release of source code in certain circumstances.

      Product Liability; Risk of Product Defects. The Company's license agreements with its customers typically contain provisions designed to limit the Company's exposure to potential product liability claims. However, it is possible that the limitation of liability provisions contained in the Company's license agreements may not be effective under the laws of certain jurisdictions. Although the Company has not experienced any product liability claims to date, the sale and support of products by the Company may entail the risk of such claims, and there can be no assurance that the Company will not be subject to such claims in the future. A successful product liability action brought against the Company could have a material adverse effect upon the Company's business, results of operations, and financial condition. Software products such as those offered by the Company frequently contain errors or failures, especially when first introduced or when new versions are released. The Company's products are typically intended for use in applications that may be critical to a customer's business. As a result, the Company expects that its customers and potential customers have a greater sensitivity to product defects than the market for general software product. Although the Company's business has not been materially and adversely affected by any such errors, or by defects or failure to meet specifications, to date, there can be no assurance that, despite testing by the Company and by current and potential customers, errors or defects will not be found in new products or releases after commencement of commercial shipments, or that such products will meet customer specifications, resulting in loss or deferral of revenues, diversion of resources, damage to the Company's reputation, or increased service and warranty and order costs, any of which could have a material adverse effect upon the Company's business, operating results, and financial condition.

      Potential Volatility of Stock Price. The market price of shares of Common Stock is likely to be highly volatile and may be significantly affected by factors such as: actual or anticipated fluctuations in the Company's operating results; announcements of technological innovations; new products or new contracts by the Company or its competitors; sales of Common Stock by management; sales of significant amounts of Common Stock into the market; developments with respect to proprietary rights; conditions and trends in the software and other technology industries; adoption of new accounting standards affecting the software industry; changes in financial estimates by securities analysts and others; general market conditions; and other factors that may be unrelated to the Company or its performance. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stock of technology companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against such company. There can be no assurance that such litigation will not occur in the future with respect to the Company. Such litigation, regardless of its outcome, would result in substantial costs and a diversion of management's attention and resources which could have a material adverse effect upon the Company's business, results of operations, and financial condition.

      Control by Existing Stockholders; Effects of Certain Anti-Takeover Provisions. Members of the Board of Directors, and the executive officers of the Company, together with members of their families and entities that may be deemed affiliates of, or related to, such persons or entities, beneficially own approximately 70% of the outstanding shares of Common Stock of the Company. Accordingly, these stockholders would, if acting in concert, be able to elect all members of the Company's Board of Directors and determine the outcome of corporate actions requiring stockholder approval, such as mergers and acquisitions. Certain provisions of the Company's Certificate of Incorporation, equity incentive plans, Bylaws, and Florida law may also discourage certain transactions involving a change in control of the Company. This level of ownership by such persons and entities, when combined with the Company's classified Board of Directors and the ability of the Board of Directors to issue "blank check" preferred stock without further stockholder approval, may have the effect of delaying, deferring or preventing a change in control of the Company and may adversely affect the voting and other rights of other holders of Common Stock.


YEAR 2000 DISCLOSURE

         Many computer software systems, as well as certain hardware and equipment containing date sensitive data, were structured to utilize a two-digit date field such that they may not be able to recognize dates properly in the Year 2000. This could result in significant system and equipment failures. The Company has implemented a Year 2000 compliance program designed to ensure that the Company's computer systems, hardware and equipment will function properly beyond 1999. The Company believes that it has allocated adequate resources for this purpose and expects its Year 2000 compliance program to be completed on a timely basis. Based on its assessments to date, the Company believes that it will not experience any material disruption as a result of Year 2000 issues with any of its computer software systems, hardware or equipment. However, there can be no assurance that the systems of other companies on which the Company's systems rely will not experience Year 2000 disruptions and that such disruptions will not have an adverse affect on the Company's systems.

         The Company has completed its review of the software products that it has developed and sells and where appropriate, modifications to certain products are being made to ensure that they will be Year 2000 compliant in their next release or version. Although the Company believes that the identified modifications will make the selected products Year 2000 compliant, no assurance can be given that additional modifications for Year 2000 compliance will not be necessary. In addition, as the Company's software is typically installed with a customer's other software which may not be Year 2000 compliant, Year 2000 issues may arise which could be attributed to the Company's software products. The Company may incur additional costs in ascertaining the cause of these problems.

         The majority of the costs related to the Year 2000 compliance program will be expensed as incurred and are expected to be funded through operating cash flows. In the aggregate, these costs have so far not been and are not expected to be substantially different from normal, recurring costs that are incurred for system development and implementation. As a result, these costs are not expected to have a material adverse effect on the Company's overall results of operations or cash flows.

         The assessment of the costs of the Company's Year 2000 compliance effort, and the timetable for the Company's planned completion of the Year 2000 compliance program, are management's best estimates. There can be no guarantee that these estimates will prove accurate, and actual results could differ from those estimated if these assumptions prove inaccurate. Based upon progress to date, however, the Company believes that it is unlikely that the foregoing factors will cause actual results to differ significantly from those estimated.

         It is also recognized that the purchasing patterns of software customers and thus the demand for software may be affected by the Year 2000 in a number of different ways. Some portion of the current demand for software may be generated by customers in the process of replacing or upgrading software not designed to accommodate the Year 2000. Once such customers have completed their preparations for the Year 2000, the software industry, generally, and the Company, specifically, may experience deceleration from the strong annual growth rates recently experienced in the software marketplace. In addition, as certain customers expend significant amounts of time and money on resolving their Year 2000 issues, they may reduce or completely cancel expenditures that had been allocated for the Company's products. No assurance can be given that general market conditions such as these will not have a material affect on the Company's operations.


ITEM 2.  DESCRIPTION OF PROPERTY

         The Company presently leases approximately 6,100 square feet in an office building located at Raritan Plaza II, Raritan Center, Fieldcrest Avenue, Edison, New Jersey. The building is exclusively business executive offices. The facility is leased from a non-affiliated party pursuant to a non-cancelable five (5) year lease which expires January 20, 2000. The present minimum monthly rent is $9,107 and there are no additional escalation charges. The lease does not have an option to renew. Management believes it can negotiate a renewal of the lease on comparable terms before its expiration date.

         The Company paid $36,000 to the majority stockholder in consideration for the lease of a Florida based rental facility. The lease payment is being amortized over 60 months term of the lease expiring March 15, 2003.


ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to any material litigation, and is currently not aware of any pending or threatened litigation that could have a material adverse effect upon the Company's business, operating results, or financial condition.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fiscal year ended September 30, 1998, no matters were placed before the stockholders of the Company for consideration.


PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

         The Company's Common Stock is quoted on the OTC Electronic Bulletin board and is traded under the symbol OPSY.

         The following table sets forth, for the periods indicated, the reported high and low bid and asked price quotations for the Common Stock for the fiscal years ended September 30, 1997, and 1998. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.


                                                       Common Stock
                                               Bid ($)            Asked ($)
                           Period of Quote  High     Low       High     Low
                                            --------------  ----------------
                           Fiscal 1997:
                           -----------
                           Fourth Quarter  $3.750   $2.750  $4.125   $3.250

                           Fiscal 1998:
                           ------------
                           First Quarter   $4.500   $3.375  $5.000   $3.875
                           Second Quarter  $3.937   $2.125  $4.250   $2.750
                           Third Quarter   $3.187   $1.250  $3.250   $1.562
                           Fourth Quarter  $3.187   $1.250  $3.250   $1.562

         At September 30, 1998, there were 150 holders of record of Common Stock. The foregoing is based in part upon information furnished by National Quotation Bureau and Interwest Transfer Company, the transfer agent for the Company's Common Stock.

         On September 26, 1997, the Company issued 811,513 Series A Preferred Shares to Raymond Sery in consideration of his assumption and payment of $605,000 of a promissory note payable to First Union Bank and the cancellation of $70,000 in loan principal due him. In addition, on January 15, 1998, the Company issued an additional 200,000 shares of Series A Preferred Stock to Mr. Sery in consideration of $200,000 paid to the Company on January 29, 1998. The terms of Mr. Sery's investment provided that if the Company does not undertake a secondary public offering of its securities under the Securities Act of 1933 by December 31, 1998, Mr. Sery shall have the right to require the Company to repurchase any or all equity securities of the Company (including all shares of common stock) then owned by him; provided, however, the Company shall only be required to repurchase shares with an aggregate repurchase price paid to Mr. Sery not to exceed more than $1,200,000. That agreement was canceled on September 15, 1998.

         Mr. Sery does receive at the Company's option cash or unregistered shares equal to $30,000 per quarter commencing October 1998 for services to the Company.

         There have been no cash dividends paid in fiscal years 1997 and 1998 due to lack of liquidity. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION--Liquidity and Capital Resources".

         SERIES A PREFERRED STOCK ISSUANCES

         On September 26, 1997 the Company issued 811,513 shares of Series A preferred stock in a private placement to accredited investors in a transaction exempt from registration under Section 4(2) of the Securities Act.

         On January 15, 1998 the Company agreed to issue an additional 200,000 shares of Series A preferred stock in a private placement to accredited investors in a transaction exempt from registration under Section 4(2) of the Securities Act.

         The Series A preferred stock has no voting rights but does carry preference over common shares to the extent of liquidation value of $11.60 per share of preferred stock and 5% dividends declared on a non-cumulative basis. The preferred stock is convertible into common stock at the rate of one share of common stock for each share of preferred stock, which conversion shall occur on the earlier of June 30, 1998 or the Company's filing of a registration statement with the Securities & Exchange Commission. The preferred stock issued in September 1997 was converted into common stock on November 18, 1998 and subsequently canceled.

         On June 15, 1997, the Company completed a Regulation D 504 Offering in which it issued 500,000 shares of common stock and 450,000 common stock redeemable stock purchase warrants for an aggregate offering price of $25,000. Each Warrant entitles the holder to one share of Common Stock at a price of $1.60 per common share. The expiration date of the Warrants purchased is as follows: 250,000 Warrants expired on December 31, 1997; and 200,000 Warrants expire on December 31, 1998. In addition, on July 21, 1997, the Company completed a second Regulation D 504 Offering in which it received $105,800 in exchange for 105,800 shares of common stock and 52,900 Warrants with an exercise price of $1.35 per share. The warrants issued on July 21, 1997, had an expiration date of June 15, 1998, and expired.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS INCLUDES A NUMBER OF FORWARD-LOOKING STATEMENTS WHICH REFLECT THE COMPANY'S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED BELOW AND THOSE UNDER THE CAPTION "BUSINESS RISKS" IN
ITEM 1, THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR THOSE ANTICIPATED.

OVERVIEW

         OSI was formed in 1992 and the founders are the senior management today. OSI was incorporated in the state of New Jersey in 1992 and was the successor in a reverse merger transaction effective June 30, 1997. OSI is a reporting company trading on NASDAQ's Bulletin Board system using the symbol OPSY.

         At the outset, OSI was conceived to market document management services that would create the "paperless office" by substituting electronic/optical media and directories for hard copy reports. The name Optical Systems was chosen to communicate this marketing emphasis. Six years later, the Company has evolved into a marketer of a broad range of IT Solutions: document management, imaging and network support, C.O.L.D. (Computer Output to Laser Disk), SafeCD(TM)--a data migration product, e-Commerce applications, Internet/Intranet services, CD-ROM Service Bureau, and Year 2000 solutions.

RESULTS OF OPERATIONS

                                     AUDITED
                             --------------------------
                             FISCAL YEAR   FISCAL YEAR
                                 END           END
($000's)                       9/30/98       9/30/97
--------                     -----------   -----------
Gross Revenues               $ 2,411          $   887
Cost of Revenues               1,139              254
                             -------          -------
Gross Profit                   1,271              632
Payroll                          852              501
Selling & Marketing              269               82
General Administration           581              270
Depreciation                      79               61
                             -------          -------
(Loss) from Operations          (510)            (282)
Other Income                      11                5
Interest (expense) Net           (13)             (65)
                             -------          -------
                  Net Loss   $  (512)         $  (342)


GROSS REVENUES

         The Company is an Information Technology Solutions Provider marketing products and services in the areas of document management, service bureau operations, custom programming, consulting for network, Internet and Intranet environments and identifying and remediating the "Year 2000" (Y2K) program code. The revenues from these businesses for fiscal year 1998 increased 2.7 times over fiscal year 1997.

         In September 1997 the Company made a strategic decision to allocate resources to market products and services dedicated to the "Year 2000 Solutions". These efforts in the current fiscal year created revenues of $1,686,000. During the same period there was a reduction in revenues from the general consulting business of $158,000 as the result of the reallocation of resources.

COST OF REVENUES

         For the fiscal year ended September 1998, virtually the total increase in cost of revenues ($885,000) above the same period for 1997 is attributable to the Y2K business. The labor component for processing Y2K work is $565,000 and for royalties $181,000 with no comparable costs in 1997. Higher software and hardware costs (+$139,000) were incurred to complete general consulting contracts.

PAYROLL EXPENSES

         Payroll expenses for 1998 increased $350,000 or 70% above 1997. The major component was $215,000 in salesmen costs for Y2K business development that has no comparable expense in 1997. Administrative salaries +$40,000 and the annualized impact +$95,000 of prior period salary adjustments and staff additions accounts for the balance of the increase.

SELLING & MARKETING

         Selling and marketing expenses for 1998 increased $187,000 primarily attributable to Y2K business development. Trade show participation costs increased $141,000. Sales materials accounted for the balance of $46,000 year-to-year increase.

GENERAL & ADMINISTRATION

         General and administration expenses for 1998 increased $310,000 over 1997. Of this increase $213,000 was for professional fees--accountants, lawyers, etc.,--associated with obtaining financing and complying with reporting requirements for public companies. The balance of the increase $97,000 is spread over 29 classifications of expense.

DEPRECIATION

         For the year ended September 1998, the increase in depreciation expense reflects period-to-period added investment in fixed assets of $100,000 or +33%. The Company purchased new computer equipment to build "factory sites" to process Y2K conversions. Depreciation expense for the fiscal year ending September 1998 versus September 1997 increased 30%.

INTEREST EXPENSE

         For the year ended September 1998, interest expense decreased $49,000 as the result of the recapitalization started in June 1997. (See Liquidity and Capital Resources).

LIQUIDITY AND CAPITAL RESOURCES

         Optical Systems Holdings, Inc. (OSHI) was incorporated on May 29, 1997 in the State of Florida. This Company acquired through merger, 100% of the issued and outstanding common stock of Optical Systems, Inc., a New Jersey corporation (OSI-NJ) effective June 30, 1997. Immediately thereafter, the OSHI changed its legal name to Optical Systems, Inc. For financial reporting purposes the acquisition has been treated as a recapitalization of OSI-NJ.

         The recapitalization included the substitution of interest bearing installment debt instruments amounting to $675,000 with the issuance of preferred stock. Cash used in operations consumed the balance. In fiscal 1998, the Company received $200,000 from the issuance of Series A Preferred Stock and $396,765 from the exercise of warrants relating to a Regulation D 504 Offering.

         The Company is also seeking to raise additional capital through the sale of common stock in the private investor market of approximately $3,000,000. There can be no assurance that these efforts will succeed. The Company is projecting a substantial acceleration of the Y2K business and the newly added revenues will reduce if not eliminate the working capital deficiency. Should the revenue growth not occur, the Company has a plan to downsize payroll and operating costs in line with income. Consequently, the Company believes it will have sufficient cash flow to sustain operations over the next twelve months.

         The Company's liquidity requirements include working capital needs, interest payments and capital investments. The company intends to finance its current operating activities with cash from operations and to finance its capital investments with the proceeds of any private placements of its securities.

         Additionally, a minority shareholder of the Company has committed to provide financing to the Company through September 1999.

         The short-term and long-term liquidity of the Company is dependent upon several factors, including availability of capital, competitive end market forces, capital expenditures and general economic conditions. In addition, because of the Company's current financial position, its financial flexibility is limited.

         Although the Company believes the anticipated cash for future operations will provide sufficient liquidity for future operations, there can be no assurance this or other possible sources will be adequate. See BUSINESS RISKS.

         The Company expects to continue to recognize losses during 1999 due to its operating performance. The Company is aggressively working to expand its customer base and services. Should the Company incur greater than anticipated losses during 1999, the Company would have to consider financial alternatives to enable it to adequately fund its operations and meet all of its obligations. Such alternatives would include reorganization or bankruptcy protection.

         There can be no assurances that the Company will be able to satisfactorily resolve all of these concerns in the near term. No assurances can be given that the Company will not continue to experience operational difficulties, will increase sales to its customers or that financing will be available if required or if available, whether such financing will be on terms satisfactory to the Company.

INFLATION

         While inflation has not had a material effect on the Company's operations in the past, there can be no assurance that the Company will be able to continue to offset the effects of inflation on the costs of its products or services through price increases to its customers without experiencing a reduction in the demand for its services and products; or that inflation will not have an overall effect on the Information Technology market that would have a material affect on the Company.

RECENT ACCOUNTING PRONOUNCEMENTS

         The Company has determined that the adoption of the recently issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", No. 129, "Disclosures of Information about Capital Structure," No. 130, "Reporting Comprehensive Income," and No. 131, "Disclosures about Segments of an Enterprise and Related Information," will not have a material impact on the Company's footnote disclosures. SEAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Accordingly, basic and diluted earnings per share have been reflected in the Financial Statements included herein.

         Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-2) was issued in October 1997 and is effective for transactions entered into by the Company during 1998 and thereafter. If the Company's future business practices involve the granting of upgrade rights to future releases, extended payment terms, rights to additional products, subscription licensing arrangements or other provisions impacted by SOP 97-2, the SOP may have a material impact on the timing of the Company's revenue recognition and could result in the deferral of significant amounts of revenues.

ITEM 7.  FINANCIAL STATEMENTS


                              OPTICAL SYSTEMS, INC.
                          INDEX TO FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----
Report of Independent Certified Public Accountants..........................F-2

Balance Sheets..............................................................F-3

Statement of Operations.....................................................F-4

Statement of Stockholders' Equity (Deficit).................................F-5

Statement of Cash Flows.....................................................F-8

Notes to the Financial Statements...........................................F-9

                   [MAURILLO, FRANKLIN & LoBRACE LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
  Optical Systems, Inc.:

         We have audited the accompanying balance sheet of Optical Systems, Inc. as of September 30, 1998 and 1997 and the related statements of operations, stockholders' deficiency, and cash flows for the two years ended September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Optical Systems, Inc. as of September 30, 1998 and 1997 and the results of its operations and its cash flows for the two years then ended in conformity with generally accepted accounting principles.



November 2, 1998, except for Note 2 and 3
  which is as of April 8, 1999

                              OPTICAL SYSTEMS, INC.

                                 BALANCE SHEETS


                                                                         September 30,
                                                                 ---------------------------
        ASSETS                                                       1998            1997
        ------                                                   ---------------------------
Current assets:
  Cash and cash equivalents                                      $    81,765    $    85,927
  Accounts receivable--trade, net of allowance
   for doubtful accounts of $3,000                                   336,083         29,020
  Loan receivable-officer                                             52,136            -0-
  Prepaid expenses and other current assets                           19,708          1,062
                                                                 -----------    -----------
      Total current assets                                       $   489,692    $   116,009
                                                                 -----------    -----------

Property and equipment (Note 1):
  Office furniture and equipment                                 $    36,515    $    22,198
  Computer hardware and software                                     343,966        258,678
  Vehicle                                                             24,654         24,654
                                                                 -----------    -----------
  Total cost                                                     $   405,135    $   305,530
  Accumulated depreciation                                           222,401        143,257
                                                                 -----------    -----------
     Total property and equipment                                $   182,734    $   162,273
                                                                 -----------    -----------
 Deferred rental expense                                         $    24,600    $       -0-
                                                                 -----------    -----------

     Total assets                                                $   697,026    $   278,282
                                                                 ===========    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
  5% convertible notes payable (Note 5)                          $    40,000    $    60,000
  5% demand note payable                                              35,000            -0-
  8% debenture bonds payable (Note 7)                                    -0-         28,500
  Current maturities of long-term debt (Note 7)                        6,295         17,592
  Loans payable - shareholders (Note 6)                               34,461         31,832
  Accounts payable - trade                                           486,120        164,006
  Accrued expenses                                                    81,437         62,805
                                                                 -----------    -----------
     Total current liabilities                                   $   683,313    $   364,735
Long-term debt (Note 7)                                               57,997         37,114
                                                                 -----------    -----------
     Total liabilities                                           $   741,310    $   401,849
                                                                 -----------    -----------

Stockholders' deficiency:
  Convertible preferred stock, $0.0001 par value,
    authorized 10,000,000 shares; issued and outstanding -
    1,011,513 and 811,513 shares respectively (Note 4)           $       101    $        81
  Common stock, $0.0001 par value, authorized
     50,000,000 shares; issued and outstanding - 5,174,557 and
     4,372,712 shares, respectively                                      517            437
   Additional paid in capital                                      1,571,363        980,030
   Accumulated deficit                                            (1,616,265)    (1,104,115)
                                                                 -----------    -----------
     Total stockholders' deficiency                              $   (44,284)   $  (123,567)
                                                                 -----------    -----------

     Total liabilities and stockholders' deficiency              $   697,026    $   278,282
                                                                 ===========    ===========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              OPTICAL SYSTEMS, INC.

                            STATEMENTS OF OPERATIONS


                                                   Years Ended
                                                   September 30,
                                             --------------------------
                                                1998           1997
                                             -----------    -----------
Gross revenue                                $ 2,410,966    $   886,735
Cost of revenue                                1,139,589        253,885
                                             -----------    -----------

Gross profit                                 $ 1,271,377    $   632,850
                                             -----------    -----------

Operating expenses:
  Payroll and related fringe costs           $   851,691    $   500,999
  Selling and marketing                          269,264         82,383
  Administrative                                 581,129        270,875
  Depreciation                                    79,143         60,957
                                             -----------    -----------
     Total operating expenses                $ 1,781,227    $   915,214
                                             -----------    -----------

Loss from operations                         $  (509,850)   $  (282,364)
                                             -----------    -----------

Other income (expense):
  Interest expense                           $   (15,842)   $   (64,795)
  Interest income                                  2,542
  Miscellaneous income                            11,000          5,145
                                             -----------    -----------
     Total other income (expense)            $    (2,300)   $   (59,650)
                                             -----------    -----------

Net loss                                     $  (512,150)   $  (342,014)
                                             ===========    ===========

Net loss per share (Note 1)                  $      (.11)   $      (.09)
                                             ===========    ===========

Weighted average common shares outstanding     4,776,374      3,597,874
                                             ===========    ===========



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              OPTICAL SYSTEMS, INC.

                      STATEMENT OF STOCKHOLDERS' DEFICIENCY

                       TWO YEARS ENDED SEPTEMBER 30, 1998


                                                 Shares of                            Additional                      Total
                                                  Common      Common      Preferred    Paid-In     Accumulated     Stockholders'
                                                   Stock       Stock        Stock      Capital      Deficit         Deficiency
                                                 ---------    -------     ---------   ----------  -----------     -------------
Balance, October 1, 1996                           2,129      $39,500                              $(762,456)       $(722,956)
Issuances of common stock by
  predecessor NJ entity for cash
  of $.20 per share                                  111           22                                                      22
Issuance of common stock by successor
  entity prior to reorganization to
  founders for services rendered @
  $.0001 per share                               300,000           30                                                      30
Exchange of common stock of
  predecessor NJ entity for common
  stock of  successor entity under                (2,240)     (39,522)                                                (39,522)

  reverse acquisition                          3,500,012          350                    38,817          355           39,522
Issuance of common stock by
  successor entity for cash @
  $.05 per share                                 500,000           50                    24,950                        25,000



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              OPTICAL SYSTEMS, INC.

                      STATEMENT OF STOCKHOLDERS' DEFICIENCY

                       TWO YEARS ENDED SEPTEMBER 30, 1998


                                          Shares of                                  Additional                          Total
                                           Common         Common     Preferred        Paid-In        Accumulated      Stockholders'
                                            Stock          Stock       Stock          Capital          Deficit         Deficiency
                                          ---------       ------     ---------     -----------      -----------      -------------
Retirement and cancellation of
  founders stock                          (200,000)        (20)                           20
Issuance of common stock
  by successor entity for cash
  @ $1.00 per share                        105,800          11                       105,789                              105,800
Issuance of common stock
  by successor entity based on
  exercise of 125,000 warrants
  @ $1.60 per common share                 125,000          12                       199,988                              200,000
Issuance of common stock by
  successor entity based on
  exercise of 41,900 warrants @
  $1.35 per common share                    41,900           4                        56,561                              56,565
Issuance of preferred stock in
  exchange for assumption of
  bank debt of $605,000 and
  stockholder loan of $70,000                                          81            674,919                             675,000
Stock issuance costs                                                                (121,014)                           (121,014)

Net loss for year ended
  September 30, 1997                                                                                  (342,014)         (342,014)
                                         ---------       ----         ---          ---------       -----------         ---------
Balance, September 30, 1997              4,372,712       $437         $81          $ 980,030       $(1,104,115)        $(123,567)
                                         =========       ====         ===          =========       ===========         =========



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              OPTICAL SYSTEMS, INC.

                      STATEMENT OF STOCKHOLDERS' DEFICIENCY

                       TWO YEARS ENDED SEPTEMBER 30, 1998


                                                Shares of                        Additional                        Total
                                                 Common     Common   Preferred     Paid-In      Accumulated    Stockholders'
                                                  Stock     Stock      Stock       Capital        Deficit       Deficiency
                                                ---------   ------   ---------   ----------    ------------    -------------
Issuance of common stock
  based on exercise of 625
  warrants @ $1.35 per share                        625                           $      844                    $    844
Issuance of common stock
  based on exercise of 125,000
  warrants @ $1.60 per share                    125,000      12                      199,988                     200,000
Issuance of 200,000 shares of
  Series A preferred stock for cash                                      20          199,980                     200,000
Issuance of common stock for stock
  issuance costs                                 89,553       9                       67,156                      67,165
Issuance of common stock for
  investor relation services                     66,667       7                       49,993                      50,000
Issuance of common stock based
  on exercise of special warrant @
  $.60 per share                                250,000      25                      149,975                     150,000
Issuance of common stock for
  financial services @ $.48 per share            15,000       1                        7,199                       7,200
Issuance of common stock for legal
  compliance services @ $.48
  per share                                      25,000       3                       11,997                      12,000
Issuance of common stock for stock
  issuance costs @ $.48 per share               230,000      23                      110,377                     110,400
Stock issuance costs                                                                (206,176)                   (206,176)
Net loss for year ended
  September 30, 1998                                                                               (512,150)    (512,150)
                                              ---------    ----        ----       ----------    -----------     --------
Balance, September 30, 1998                   5,174,557    $517        $101       $1,571,363    $(1,616,265)    $(44,284)
                                              =========    ====        ====       ==========    ===========     ========




                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              OPTICAL SYSTEMS, INC.

                            STATEMENTS OF CASH FLOWS



                                                                  Years Ended
                                                                 September 30,
                                                            ----------------------
                                                               1998         1997
                                                            ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                  $(512,150)   $(342,014)
                                                            ---------    ---------
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation                                            $  79,143    $  60,957
    Financial and legal services                               69,200          -0-
    Interest expense                                            4,456          -0-
    Provision for bad debts                                     2,000        1,000
    Increase (decrease) in cash resulting from
     changes in current operating assets and liabilities:
      Accounts receivable                                    (309,063)      16,302
      Loan receivable-officer                                 (52,136)         -0-
      Prepaid expenses                                         (8,246)      35,535
      Deferred lease payments                                 (35,000)         -0-
      Accounts payable-trade                                  302,030      (90,097)
      Accrued expenses                                         18,632       55,667
                                                            ---------    ---------
          Total adjustments                                 $  71,016    $  79,364
                                                            ---------    ---------
          Net cash provided by (used in)
             operating activities                           $(441,134)   $(262,650)
                                                            ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                       $ (99,604)   $ (24,069)
                                                            ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from 5% notes payable                            $  35,000    $     -0-
  Repayment of 5% convertible notes payable                   (20,000)      60,000
  Proceeds from note payable--bank                                -0-       55,000
  Proceeds from loan from shareholder                             -0-       20,000
  Repayment of long-term debt                                 (20,741)     (97,364)
  Issuances of common stock by successor entity               550,844      387,395
  Issuance of common stock by predecessor entity                  -0-           22
  Stock issuance costs                                         (8,527)     (54,578)
                                                            ---------    ---------
          Net cash provided by financing activities         $ 536,576    $ 370,475
                                                            ---------    ---------

INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS (Note 11)                                $  (4,162)   $  83,756
  Cash and cash equivalents, beginning of year                 85,927        2,171
                                                            ---------    ---------
  Cash and cash equivalents, end of year                    $  81,765    $  85,927
                                                            =========    =========



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              OPTICAL SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS



Note 1--Summary of Significant Accounting Policies

         Organization, Nature of Business, and Customer Concentrations

                  Optical Systems Holdings, Inc. (The Company) was incorporated on May 29, 1997 in the State of Florida. The Company acquired, through merger, 100% of the issued and outstanding common stock of Optical Systems, Inc., a NJ corporation (OSI-NJ) effective June 30, 1997. Immediately thereafter, the Company changed its legal name to Optical Systems, Inc. For financial reporting purposes the acquisition has been treated as a recapitalization of OSI-NJ. Further OSI-NJ is deemed the acquiring corporation under a reverse acquisition. The historical financial statements prior to June 30, 1997 are those of OSI-NJ. The Florida corporation had no assets or operations prior to the acquisition. Pro forma information giving effect to the acquisition as if it took place October 1, 1996 is not presented since the transaction is a recapitalization and not a business combination.

                  The Company is principally engaged in rendering document management, Year 2000 program source code services, networking and Intra/Internet services, rendering optical storage and retrieval products and services, and selling related hardware and software products to information processing customers. Approximately 83% and 38% of gross revenue for the years ended September 30, 1998 and 1997 was derived from three customers. Further the Company has a 24-month joint venture agreement with New Soft GMBH effective April 8, 1998 to jointly market and sell Year 2000 and other services to customers based outside the United States.

         Use of Estimates

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
         Actual results could differ from those estimates.

         Property and Equipment

                  Property and equipment are recorded at cost. Depreciation is computed using both straight-line and accelerated methods over the estimated service lives which range from 5 to 7 years. Expenditures for maintenance and repairs are charged to operations. Given the rapid technology changes and obsolescence that is occurring with computer hardware and software, it is reasonably possible that the Company's estimate that it will recover the carrying amount of this equipment from future operations will change in the near term.

                  With respect to costs incurred to develop software for its information processing services, the Company's policy is to capitalize such costs only after technological feasibility has been established. No software development costs have been capitalized in the accompanying financial statements.

                              OPTICAL SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS



Note 1--Summary of Significant Accounting Policies (Continued)

         Revenue recognition

                  Information processing services are reported as earned when services are performed. Sales of information processing hardware and turnkey systems are reported as earned when systems have been delivered and accepted by the customer.

                  Income from the joint venture is recognized after the services are rendered and billed and related expenses incurred by the joint venture. Income of $115,558 has been reported as earned in the current reporting year.

         Income Taxes

                  Provision for income taxes is based on income reported in the accompanying financial statements.

         Loss Per Share

                  Loss per share is based on the weighted average of common shares outstanding during the reporting periods. Shares issuable upon the conversion of preferred stock and notes payable, and exercise of warrants have not been included since their effect would be anti-dilutive.

         Cash and Cash Equivalents

                  For cash flow reporting purposes, cash and cash equivalents include money market fund investments with an initial maturity of three months or less.

Note 2--Stockholder Commitment to Provide Working Capital

         The Company has incurred operating losses since inception. The ability of the Company to pay its creditors in the normal course of business is contingent upon cash flow from operations or management's plans to raise monies through a private placement of debt or equity securities. If sufficient funds are not generated through operations or management's plans, a minority shareholder has committed to provide financing to the Company to fund operations.

Note 3--Regulation D Rule 504 Stock Offerings

         On June 15, 1997, the Company completed a Regulation D Rule 504 private offering in which the Company received $25,000 in exchange for 500,000 shares of common stock and 450,000 warrants with an exercise price of $1.60 per share. 250,000 of these warrants have an expiration date of December 31, 1997. The remaining 200,000 warrants expire on December 31, 1998. On July 21, 1997 the Company completed another Regulation D Rule 504 private offering in which the Company received $105,800 in exchange for 105,800 shares of common stock and 52,900 warrants with an exercise price of $1.35 per share. These warrants have an expiration date of June 15, 1998.

                              OPTICAL SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS

Note 3--Regulation D Rule 504 Stock Offerings (Continued)

         During the year ended September 30, 1997 the Company received $200,000 from the exercise of 78,125 of the $1.60 warrants and $56,565 from the exercise of 41,900 of the $1.35 warrants.

         During the year ended September 30, 1998 the Company received $844 representing the exercise of 625 warrants @ $1.35 per share and $200,000 from the exercise of 125,500 warrants @ $1.60 per share. As of the current date, all unexercised warrants had expired.

Note 4--Series A Preferred Stock Issuances

         On September 26, 1997 the Company issued 811,513 shares of Series A preferred stock to the minority shareholder reflected in Note 2 in consideration for his assumption and payment of $605,000 of note principal due First Union Bank and the cancellation of $70,000 in loan principal due him.

         On January 15, 1998 the Company agreed to issue an additional 200,000 shares of Series A preferred stock to the same shareholder in consideration for cash of $200,000 which was received in full on January 29, 1998.

         The Series A preferred stock has no voting rights but does carry preference over common shares to the extent of liquidation value of $11.60 per share of preferred stock and 5% dividends declared on a non-cumulative basis. The preferred stock is convertible into common stock at the rate of one share of common stock for each share of preferred stock, which conversion shall occur on the earlier of June 30, 1998 or the Company's filing of a registration statement with the Securities & Exchange Commission. The preferred stock was converted into common stock on November 18, 1998.

         In the event the Company does not effect an initial public offering of its securities under the Securities Act of 1933, as amended on or before December 31, 1998, the minority shareholder shall have the right to require the Company to repurchase any or all equity securities of the Company (including without limitation all shares of Common Stock, Preferred Stock and Conversion Shares) then owned by him (collectively, the "Put Shares"); provided, however, the Company shall only be obligated to repurchase that number of Put Shares which, when taken together with all prior Put Shares repurchased by the Company, result in an aggregate repurchase price paid to Sery of not more than $1,200,000. The Put was mutually canceled on September 15, 1998.

Note 5--Convertible Notes Payable

         In August 1997, the Company issued $60,000 of private investor notes payable either 1) on March 31, 1998 together with interest of 5% per annum or 2) convertible, at the option of the holder, into $54,000 of Series A preferred stock which are then convertible into 54,000 shares of unissued common stock at $1.00 per share. On February 10, 1998 the Company repaid $20,000 of the notes together with accrued interest of $501. No investors elected to convert their note into stock and the conversion feature lapsed.

                              OPTICAL SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS


Note 6--Loans Payable - Stockholders


                                                                                        September 30,
                                                                                -------------------------
                                                                                   1998           1997
                                                                                -------------------------
         These loans are due two minority stockholders as follows:

         A. Unsecured loan dated September 30, 1997 due on demand.
            Interest of 8% per annum has been accrued.                          $20,000           $20,000

         B. Loan payable minority shareholder in original amount
            of $50,000 borrowed May, 1995 and payable in equal
            monthly principal installments of $2,833 commencing
            June 1995 with the final payment of $1,833 due November
            1997. Interest of 12% per annum has been imputed to
            April 15, 1997. Thereafter interest of 12% per annum
            has been accrued.                                                    14,461            11,832
                                                                                $34,461           $31,832
                                                                                =======           =======

Note 7--Long Term Debt


         Long-term debt consists as follows:                                          September 30,
                                                                                -------------------------
                                                                                   1998           1997
                                                                                -------------------------
         A. Loan payable minority stockholder pursuant to debt
            restructure agreements wherein unpaid capital lease
            obligations of $21,136 and the two years accrued
            interest of $3,518 were consolidated into one loan
            obligation of $24,654. The loan is to be repaid in 24
            equal principal payments of $1,115 together with
            interest of 8% per annum commencing October 15, 1999
            with the final payment due September 15, 2001.                      $24,654           $22,827




         B. 8% debenture bonds payable. The bonds matured
            September 15, 1998 and all bondholders consented to
            the extension of the payment maturity to September
            15, 2000 in consideration for an increase in the
            interest rate to 10% per annum effective October 1,
            1998.                                                                28,500               -0-

         C. 8% loan payable majority stockholder. Annual interest
            of $3,224 has been accrued to September 30, 1997.                       -0-            14,625



                              OPTICAL SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS

Note 7--Long Term Debt (Continued)

         D. Note payable Ford Motor Credit Company in original
            amount of $24,654 dated May 31, 1996 to be repaid in
            48 equal monthly payments of $545 inclusive of 2.9%
            per annum commencing June 30, 1996 with the final
            payment due May 31, 2000. The note is secured by a
            corporate-owned vehicle.                                          11,138       17,254
                                                                             -------      -------

                           Total debt                                        $64,292      $54,706
                           Current maturities                                  6,295       17,592
                                                                             -------      -------
                           Long-term debt                                    $57,997      $37,114
                                                                             =======      =======


         Current maturities of long-term debt for the five years ended September 30, 2003 are as follows:

                           1999                     $ 6,295
                           2000                      44,493
                           2001                      13,504
                           2002                         -0-
                           2003                         -0-
                                                    -------
                                                    $64,292
                                                    =======


         Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of the notes and loans payable described in Notes 5, 6, and 7 are approximately equal to the face value of the debt.


Note 8--Income Taxes

         No provision has been made for income taxes to be paid currently due to the current and prior year net operating losses incurred. As of September 30, 1998 the Company had net operating loss carryforwards of approximately $1,549,000 to be used to offset future taxable income through 2005 for state reporting purposes and through 2018 for federal reporting purposes. A deferred tax asset arising from such loss carryforwards of $666,000 has not been recognized since it is more likely than not that the asset will not be realized.

Note 9--Related Party Transactions

         The Company engaged in the following transactions with stockholders:


                                                                                     Year Ended
                                                                                   September 30,
                                                                                -------------------
                                                                                  1998       1997
                                                                                -------------------
         Incurred interest expense on loans and
           notes payable of which $9,707 and $5,501 was
           payable as of September 30, 1998 and 1997.                           $14,046    $12,765

         Paid $36,000 to the majority stockholder in consideration for the lease of a Florida based rental facility. The lease payment is being amortized over the 60 month term of the lease expiring
         March 15, 2003.

                              OPTICAL SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS

Note 10--Lease Commitments

         The Company leases its office premises in Edison, New Jersey under a non-cancelable five-year operating lease which expires January 20, 2000. The present minimum monthly rent is $7,522 which does not include utilities and escalation expenses which the Company is obligated to pay. There is no option to renew.

         Future minimum lease commitments for all operating leases with non-cancelable terms in excess of one year as of September 30, 1998 are as follows:

          1999                          $104,619
          2000                            36,614
          2001                               995
          2002                               -0-
          2003                               -0-
          Thereafter                         -0-
                                        --------
                                        $142,228
                                        ========


         The Company reported lease expense of $120,188 and $101,188 for the years ended September 30, 1998 and 1997 respectively.


Note 11--Statement of Cash Flows


                                                                 Year Ended
                                                                September 30,
                                                            -------------------------
                                                              1998         1997
                                                            -------------------------
Supplementary cash flow data:
  Interest paid                                             $  2,631         $ 67,369
  Income taxes paid                                              -0-              -0-

Non-cash transactions:
  Issuance of preferred stock in consideration
    for assumption of bank debt of $605,000 and
    stockholder loan of $70,000                                               675,000
  Issuance of common stock in consideration for
   stock issuance services                                   177,565
  Unpaid stock issuance costs                                 20,084           66,436

 ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no changes in or disagreements with accountants on accounting, financial disclosure or other matters which would require disclosure herein.



PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth the names, ages and positions held with respect to each director and executive officer of the Company as of September 30, 1998:

         Name                         Age       Position with the Company
         ----                         ---       -------------------------
         Warren R. Zimmerman          50        Founder, President, Chief
                                                Executive Officer and Director
         Raymond Sery                 53        Director
         John F. Carlson              59        Vice President, CFO

         All officers and directors listed above will remain in office until the next annual meeting of the stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. The Company has not compensated its Directors for service on the Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of the Board of Directors and/or any committee of the Board of Directors. Officers are appointed annually by the Board of Directors and each Executive Officer serves at the discretion of the Board of Directors. The Company does not have any standing committees.

         The Company's Board of Directors took action to elect Surrender Kumar to the Board of Directors and the Company announced that Mr. Kumar had been elected to the Board. Mr. Kumar, however, declined to serve as a Director, and therefore never acted as a Director of the Company.

         On July 16, 1998, Mr. Luckman resigned from the Board of Directors for personal reasons.

         On January 27, 1999, Richard Hoynes resigned from the Board of
         Directors.

         Currently the Company has two Directors. The Company's By-Laws state that the Company shall have three Directors. The Company is actively seeking to fill at least one more position on its Board of Directors.

         The Board of Directors may in the future determine to pay Director's fees and reimburse Directors for expenses related to their activities.

         None of the Officers and/or Directors of the Company have filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgement or decree involving the violation of any state or federal securities laws within the past five (5) years.

         The business experience of each of the persons listed above during the past five (5) years is as follows:

         1. Warren R. Zimmerman has more than 29 years in positions of increasing responsibilities in the computer field. Mr. Zimmerman spent 14 years managing the consolidated computer center for Rutgers University (NJ). Mr. Zimmerman has served as consultant to AT&T Information Services, Westinghouse Co., and Citibank International. For sever years, Mr. Zimmerman managed the technical support team for First Investors Corporation.
         2. Raymond Sery has over 25 years of management experience after obtaining his Masters in Business Administration from the Stern School, New York University. He is presently the Vice President and Chief Financial Officer of Federal Business Centers located in Edison, New Jersey. He has held such position since July 1991.
         3. John F. Carlson joined the Company in May 1998. Prior to joining OSI, Mr. Carlson was Executive Vice President and CFO of Ocurest Laboratories, Palm Beach Gardens, FL which is a marketer and manufacturer of ophthalmic products. Mr. Carlson has held positions involving significant financial responsibility in Viacom International, Inc., and American Cyanamid Corp. Mr. Carlson began his career with Price Waterhouse & Co.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Based upon a review of the forms required to be filed pursuant to
         Section 16 of the Securities Exchange Act, the Company is aware that the Forms 3, 4 and 5 required to be filed by its directors and officers were not timely filed.


ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following sets forth the aggregate cash compensation paid to the Company's Officers for services rendered to the Company during the fiscal year indicated. None of the Company's executive officers who served as such at the end of the last fiscal year earned in excess of $100,000 during the fiscal years indicated.


         Name and Position          Year    Annual Compensation        Position
         -----------------          ----    -------------------        --------
         Warren R. Zimmerman        1998           $80,000             President/Chief Executive Officer/Director
                                    1997           $80,000             President/Chief Executive Officer/Director

EMPLOYMENT AGREEMENTS

         The Company has entered into an employment agreement with Mr. Zimmerman dated October 1, 1997. Such employment agreement terminates on October 1, 2002. It provides for an annual salary of $80,000 and increases in annual salary based on Gross Revenues as follows: a Base Revenue Amount of $1,116,000 has been set--if the Gross Revenues for the first fiscal year exceed the Base Revenue Amount before April 1, 1998, then the base salary increases to $125,000 per year for the remainder of the first year; after such initial year if the Company's Gross Revenues for a fiscal year shall be between $3,000,000 and $5,000,000 then Mr. Zimmerman's annual salary shall be $200,000; if the Company's Gross Revenues for a fiscal year shall be between $5,000,001 and $10,000,000, then Mr. Zimmerman's annual salary shall be $300,000; and if the Company's Gross Revenues for a fiscal year shall be in excess of $10,000,001, then Mr. Zimmerman's annual salary shall be $350,000. In addition, the employment agreement provides for bonuses based on Gross Revenues (Mr. Zimmerman can earn up to an additional $150,000) and Net Earnings (Mr. Zimmerman can earn up to an additional $200,000). Specifically, for each $100,000 in excess of the Base Revenue Amount (see above), Mr. Zimmerman shall receive a $5,000 Gross Revenue Bonus, not to exceed $150,000 in any given fiscal year; in addition, the Net Earnings Bonus shall be based on Net Earnings for the prior fiscal year. Therefore, for each $25,000 increase in Net Earnings from the previous fiscal year, Mr. Zimmerman shall receive a $2,000 Net Earnings Bonus, not to exceed $200,000. Mr. Zimmerman has waived the Company's obligation to pay his bonus for fiscal year 1998.

 Additionally, the Company has entered into employment agreements with Derwood
         G. Plyler, its Vice President of Technical Services and Christine E. Jacobs, its Senior Manger of Document Management Solutions. These agreements provided for an annual salaries of $70,000 and $75,000 respectively, and increases in annual salary based upon the Company's revenues. They also provide for bonuses based upon the Company's revenues. Each of Mr. Plyler and Ms. Jacobs have not received bonus compensation in accordance with the terms of their respective employment agreements and have waived the Company's compliance with certain of the terms of the agreements, primarily those involving cash compensation and bonus payments for the fiscal year ended 1998. While the Company and each of these employees have not formally revoked the agreements, neither the Company nor the employees consider the agreements to be in full force and effect.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SECURITY HOLDERS

         The following table sets forth, at September 30, 1998, certain information with respect to stock ownership of (i) all persons known by the Company to be beneficial owners of 5% or more of its outstanding Common Stock, (ii) each of the Company's directors and executive officers, and (iii) all directors and executive officers as a group. Unless otherwise indicated, the beneficial owners have sole voting and investment power over the shares of Common Stock listed below. As of September 1998 there were 5,174,557 shares of Common Stock outstanding and 1,011,513 shares of Preferred Stock outstanding.


                                                         Number of Shares               % of Shares of Common
        Name and Address of Beneficial Owner(1)        Beneficially Owned (2)          Stock Beneficially Owned
        ----------------------------------------     ----------------------------      ------------------------
        Warren R. Zimmerman                          2,810,122 Common Shares             54.3% Common Shares

        Raymond F. Sery                              369,557 Common Shares               7.14% Common Shares
                                                     1,011,513 Series A Preferred


         All Executive Officers & Directors as a Group (2 Persons) 3,179,679 Common Shares, 61.45% Common Shares

(1) The address of each person and entity named in the above table is c/o the company, Raritan Plaza II, Raritan Center, Fieldcrest Avenue, Edison, New Jersey 08818.

(2) The persons and entities named in this table have sole voting and investment power with respect to all shares of common stock and Series A Preferred Stock reflected as beneficially owned by each.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On September 26, 1997, the company issued 811,513 Series A Preferred Shares to Raymond Sery in consideration of his assumption and payment of $605,000 of a promissory note payable to First Union Bank and the cancellation of $70,000 in loan principal due him. In addition, on January 15, 1998, the Company issued an additional 200,000 shares of Series A Preferred Stock to Mr. Sery in consideration of $200,000 paid to the Company on January 29, 1998. The terms of Mr. Sery's investment provided that if the Company does not undertake a secondary public offering of its securities under the Securities Act of 1933 by December 31, 1998, Mr. Sery shall have the right to require the Company to repurchase any or all equity securities of the Company (including all shares of common stock) then owned by him; provided, however, the Company shall only be required to repurchase shares with an aggregate repurchase price paid to Mr. Sery not to exceed more than $1,200,000. That agreement was mutually canceled on September 15, 1998. Mr. Sery does receive at the Company's option cash or unregistered shares equal to $30,000 per quarter commencing October 1998.

         The Company paid $36,000 to Warren Zimmerman, the majority stockholder, in consideration for the lease of a Florida based rental facility. The lease payment is being amortized over 60 months term of the lease expiring March 15, 2003.


ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 10-KSB.

        Exhibit
        Number     Title of Exhibit

         3.1+ Certificate of Incorporation of Optical Systems, Inc. (Filed as Exhibit 3(i) to the Company's Form 10SB dated July 8, 1998.)

         3.2+ By-Laws of Optical Systems, Inc. (Filed as Exhibit 3(ii) to the Company's Form 10SB dated July 8, 1998.)

         10.1*     Form of Statement of Work

         10.2* Software License Agreement dated July 1997, between Optical Systems, Inc. and CCD Online Systems, Inc.

         10.3* Optical Systems, Inc. & NewSoft GmbH Joint Venture Agreement dated April 8, 1998, between Optical Systems, Inc. and NewSoft GmbH

         10.4* Employment Agreeement dated October 1, 1997 between Optical Systems, Inc. and Warren Zimmerman

         10.5* Employment Agreement dated December 1, 1997 between Optical Systems, Inc. and Christine E. Jacobs

         10.6* Employment Agreement dated November 1, 1997 between Optical Systems, Inc. and Derwood G. Plyler

         10.7* Stock Repurchase Agreement dated as of January 15, 1998 between Optical Systems, Inc. and Raymond F. Sery

         10.8* Revocation of Agreement dated September 15, 1998 between Raymond F. Sery and Optical Systems, Inc.

         10.9* Letter dated September 30, 1998 between Optical Systems, Inc. and Raymond F. Sery

         10.10* Lease dated August 9, 1993 between New Jersey Carpenters Pension Fund and Optical Systems, Inc.

         10.11* Letter Addendum No. 2 dated April 15, 1998 between New Jersey Carpenters Pension Fund and Optical Systems, Inc.

         10.12* Residential Lease dated February 28, 1998 between Warren R. Zimmerman and Optical Systems, Inc.

         17.1*     Letter dated July 16, 1998 from William H. Luckman

         23.1* Auditor's Consent Letter from Mauriello, Franklin & LoBrace dated April 12, 1999

         27.1*     Financial Data Schedule

         99.1+ Articles of Merger (Filed as Exhibit 99.1 to the Company's Form 10SB dated July 8, 1998).

         99.2+ Agreement and Plan of Merger (Filed as Exhibit 99.2 to the Company's Form 10SB dated July 8, 1998.)

         +Incorporated by reference from the filing indicated.
         *Filed herewith.

         (b)      REPORTS ON FORM 8-K

         No reports on Form 8-K were filed by the Company during the fiscal year ended September 30, 1998.

         SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 13th, 1999.

                                               Optical Systems, Inc.



                                               By:/s/  Warren R. Zimmerman
                                                  ----------------------------

                                               Warren R. Zimmerman, President

         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.


             SIGNATURE                        TITLE                DATE

/s/ Warren R. Zimmerman           President and Director       April 13th, 1999
----------------------------
Warren Zimmerman


/s/ Raymond Sery                  Director                     April 13th, 1999
----------------------------
Raymond Sery


/s/ John F. Carlson               Chief Financial Officer      April 13th, 1999
----------------------------
John F. Carlson