Form 10QSB
period 1998-12-31
OPTICAL SYSTEMS INC
filed 1999-04-26
CIK 1064987

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 1998

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 1-10416
                                 --------------

                              OPTICAL SYSTEMS, INC.
                 (Name of small business issuer in its charter)

       Florida                                         65-0755071
   (State of Incorporation)            (I.R.S. Employer Identification Number)

 Raritan Plaza II, Raritan Center, Fieldcrest Avenue, Edison, New Jersey, 08818
                                 (732) 417-0023
          (Address and telephone number of principal executive offices)

                                  -------------

   Securities registered pursuant to Section 12(b) of the Exchange Act: None.

Securities registered to Section 12(g) of the Exchange Act: Common Stock, $0.0001 par value.

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of April 15, 1999 there were 6,510,320 shares of Common Stock outstanding.

Transitional Small Business Disclosure format: Yes ____   No [ X ]

                                      INDEX
                                       OF
                              OPTICAL SYSTEMS, INC.

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998
                ------------------------------------------------



                                                                                               Page
                                                                                               ----
PART I.  FINANCIAL INFORMATION

      ITEM 1. FINANCIAL STATEMENTS (Unaudited)

              Balance Sheets
               Three Months Ended December 31, 1998 and September 30, 1998..................... 1

              Statements of Operations
               Three Months Ended December 31, 1998 and 1997................................... 2

              Statements of Cash Flows
               Three Months Ended December 31, 1998 and 1997................................... 3

              Notes to Financial Statements...................................................4-5

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS............................................5-7


PART II  OTHER INFORMATION

      ITEMS 1-6.................................................................................7


SIGNATURES .....................................................................................8


PART I:  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                              OPTICAL SYSTEMS, INC.
                              ---------------------
                                 BALANCE SHEETS
                                 --------------

                                                                                 December 31,   September 30,
                                                                                 ------------   -------------
                                                                                      1998           1998
                                                                                      ----           ----
                                                                                   Unaudited        Audited
                                                                                   ---------        -------
ASSETS
------
Current assets:
   Cash and cash equivalents                                                      $    46,425    $    81,765
   Accounts receivable--trade, net of allowance
     for doubtful accounts of $3,000                                                  219,938        336,083
   Loan receivable--officer                                                            75,139         52,136
   Prepaid expenses and other current assets                                           10,029         19,708
                                                                                  -----------    -----------
     Total current assets                                                         $   351,531    $   489,692
                                                                                  ===========    ===========

Property and equipment:
   Office furniture and equipment                                                 $    37,066    $    36,515
   Computer hardware and software                                                     348,027        343,966
   Leasehold improvements                                                               6,650
   Vehicle                                                                             24,654         24,654
                                                                                  -----------    -----------
   Total cost                                                                     $   416,397    $   405,135
   Accumulated depreciation                                                           242,651        222,401
                                                                                  -----------    -----------
     Total property and equipment                                                 $   173,746    $   182,734
                                                                                  -----------    -----------
Deferred rental expense                                                           $    24,000    $    24,600
                                                                                  -----------    -----------

     Total assets                                                                 $   549,277    $   697,026
                                                                                  ===========    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
----------------------------------------
Current liabilities:
   5% convertible notes payable                                                   $    34,715    $    40,000
   5% demand note payable                                                              35,000         35,000
   Current maturities of long-term debt                                                 6,295          6,295
   Loans payable--shareholders                                                         34,461         34,461
   Accounts payable--trade                                                            652,030        486,120
   Accrued expenses                                                                   109,251         81,437
                                                                                  -----------    -----------
     Total current liabilities                                                    $   871,752    $   683,313
Long-term debt                                                                         56,441         57,997
                                                                                  -----------    -----------
     Total liabilities                                                            $   928,193    $   741,310
                                                                                  ===========    ===========

Stockholders' deficiency:
   Convertible preferred stock--$.0001 par value, authorized 10,000,000 shares;
   issued and outstanding 0
   Common stock, $0.0001 par value authorized
     50,000,000 shares; issued and outstanding - 6,186,070 and
     4,372,712 shares, respectively                                               $       618    $       517
Additional paid in capital                                                          1,571,363      1,571,363
Accumulated deficit                                                                (1,950,897)    (1,616,265)
                                                                                  -----------    -----------
   Total stockholders' deficiency                                                 $  (378,916)   $   (44,284)
                                                                                  -----------    -----------

   Total liabilities and stockholders' deficiency                                 $   549,276    $   697,026
                                                                                  ===========    ===========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              OPTICAL SYSTEMS, INC.
                              ---------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------

                                                                                       3 Months Ended
                                                                                          December 31,
                                                                                  ------------------------
                                                                                      1998            1997
                                                                                      ----            ----
                                                                                           (Unaudited)

Gross revenue                                                                     $   268,590    $   274,085
Cost of revenue                                                                        86,467        144,790
                                                                                  -----------    -----------

Gross profit                                                                      $   182,123    $   129,295
                                                                                  ===========    ===========

Operating expenses:
   Payroll and related fringe costs                                               $   210,961    $   127,481
   Selling and marketing                                                              145,961         38,884
   Administrative                                                                     133,832         82,445
   Depreciation                                                                        20,250          6,500
                                                                                  -----------    -----------
     Total operating expenses                                                     $   511,044    $   255,310
                                                                                  ===========    ===========

Loss from operations                                                              $  (328,881)   $  (126,015)
                                                                                  ===========    ===========

Other income (expense):
   Interest expense                                                               $    (3,161)   $    (3,497)
   Interest income                                                                        417              3
   Miscellaneous expense                                                               (3,006)        (2,827)
                                                                                  -----------    -----------
     Total other income (expense)                                                 $    (5,750)   $    (6,321)
                                                                                  ===========    ===========

Net loss                                                                          $  (334,631)   $  (132,336)
                                                                                  ===========    ===========

Net loss per share                                                                $     (.059)   $     (.026)
                                                                                  ===========    ===========

Weighted average common shares outstanding                                          5,641,409      5,174,557
                                                                                  ===========    ===========




                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              OPTICAL SYSTEMS, INC.
                              ---------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------


                                                                                       3 Months Ended
                                                                                          December 31,
                                                                                  ------------------------
                                                                                      1998            1997
                                                                                      ----            ----
                                                                                           (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                       $(334,632)   $(132,336)
                                                                                  ---------    ---------
   Adjustments to reconcile net loss to net cash
     used in operating activities:
   Depreciation                                                                   $  20,250    $   6,500
   Financial and legal services
   Interest expense
   Increase (decrease) in cash resulting from changes in current operating assets and liabilities:
   Accounts receivable                                                              116,145      (19,176)
   Loan receivable--officer                                                         (23,003)      (1,943)
   Prepaid expenses                                                                   9,679       (1,075)
   Deferred lease payments                                                              600
   Accounts payable--trade                                                          165,910       43,124
   Accrued expenses                                                                  27,814       28,698
                                                                                  ---------    ---------
     Total adjustments                                                            $ 317,395    $  56,128
     Net cash provided by (used in)
       operating activities                                                       $ (17,237)   $ (76,208)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                                            $ (11,262)   $ (22,488)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of 5% convertible notes payable                                      $  (5,205)   $ (28,500)
   Proceeds from loan from shareholder                                                             1,000
   (Repayment) Proceeds of long-term debt                                            (1,556)      12,363
   Issuances of common stock                                                                      60,632
                                                                                  ---------    ---------
     Net cash provided by financing activities                                    $  (6,838)   $  45,495
                                                                                  ---------    ---------

DECREASES IN CASH AND
   CASH EQUIVALENTS                                                               $ (35,340)   $ (53,201)
   Cash and cash equivalents, beginning of period                                    81,765       85,927
                                                                                  ---------    ---------
   Cash and cash equivalents, end of period                                       $  46,425    $  32,726
                                                                                  =========    =========


Supplementary cash flow data:
   Interest paid                                                                  $     122    $     268
   Income taxes paid                                                                    -0-          -0-
Non cash financing transaction:
   Conversion of preferred stock into common stock                                      101


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              OPTICAL SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMETS

NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 1998, are not necessarily indicative of the results for the year ending September 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 1998.


NOTE B - SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES
----------------

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

PROPERTY AND EQUIPMENT
----------------------

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

REVENUE RECOGNITION
-------------------

     Information processing services are reported as earned when services are performed. Sales of information processing hardware and turnkey systems are reported as earned when systems have been delivered and accepted by the customer.

     Income from the joint venture is recognized after the services are rendered and billed and related expenses incurred by the joint venture.

INCOME TAXES
------------

     Provision for income taxes is based on income reported in the accompanying financial statements.

LOSS PER SHARE
--------------

     Loss per share is based on the weighted average of common shares outstanding during the reporting periods. Shares issuable upon the conversion of preferred stock and notes payable, exercise of warrants have not been included since their effect would be anti-dilutive.

CASH AND CASH EQUIVALENTS
-------------------------

     For cash flow reporting purposes, cash and cash equivalents include money market fund investments with an initial maturity of three months or less.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
--------

     OSI was formed in 1992 and the founders are the senior management today. OSI was incorporated in the state of New Jersey in 1992 and was the successor in a reverse merger transaction effective June 30, 1997. OSI is a reporting company trading on OTC Bulletin Board system using the symbol OPSY.

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

GROSS REVENUES
--------------

     The Company is an Information Technology Solutions Provider marketing products and services in the areas of document management, service bureau operations, custom programming, consulting or network, Internet and Intranet environments and identifying and remediating "Year 2000" (Y2K) program code. The revenues from these businesses for the three months ended December 31, 1998 were 98% for the same period ended December 31, 1997.

     In September 1997 the Company made a strategic decision to allocate resources to market products and services dedicated to the "Year 2000 Solutions". These efforts in the first quarter created revenues of $210,000. During the same period there was a reduction in revenues from the general consulting business of $215,000 as the result of the reallocation of resources.

COST OF REVENUES
----------------

     For the first quarter ended December 31, 1998, expenses associated with the Y2K work were about $67,000 with no comparable expenditures in 1997. The general consulting business expenses decreased about $126,000 for having the decrease in revenues

PAYROLL COSTS
-------------

     Payroll expenses for the first quarter of fiscal 1999 increased about $83,000 above 1997. The increase reflects the cost of additional technical people to complete Y2K projects with no comparable assignments in 1997.

SELLING & MARKETING
-------------------

     Selling and marketing expenses for the three months ended December 31, 1998, increased $107,000 primarily attributable to Y2K business development. Marketing services costs increased $31,000. Sales and marketing salaries accounted for the balance of $76,000 period-to-period increase.

GENERAL & ADMINISTRATION
------------------------

     General and administration expenses for first fiscal quarter 1999 increased $50,000 over 1998. Of this increase $30,000 was for professional fees--accountants, lawyers, etc.,--associated with obtaining financing and complying with reporting requirements for public companies. The balance of the increase $20,000 is spread over 29 classifications of expense.

DEPRECIATION
------------

     For the quarter ended December 1998, the increase in depreciation expense reflects the investment in fixed assets made in fiscal year 1998 of $100,000 or +33%. The Company then purchased new computer equipment to build "factory sites" to process Y2K conversions. Depreciation expense for the first quarter ending December 1998 versus December 1997 increased $13,750, reflection of this investment.

INTEREST EXPENSE
----------------

     For the quarter ended December 31, 1998, interest basically equals the amount at December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company is seeking to raise additional capital through the sale of common stock in the private investor market of approximately $3,000,000. There can be no assurance that these efforts will succeed. The Company is projecting a substantial acceleration of the Y2K business and the newly added revenues will reduce if not eliminate the working capital deficiency. Should the revenue growth not occur, the Company has a plan to downsize payroll and operating costs in line with income. Consequently, the Company believes it will have sufficient cash flow to sustain operations over the next twelve months.

     The Company's liquidity requirements include working capital needs, interest payments and capital investments. The company intends to finance its current operating activities with cash from operations and to finance its capital investments with the proceeds of any private placements of its securities.

     The Company has experienced late vendor payments and is currently looking to extend terms.

     Additionally, a minority shareholder of the Company has committed to provide financing to the Company.

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

FORWARD-LOOKING STATEMENT CONTAINED IN THIS FORM 10-QSB RELATING TO THE ADEQUACY OF WORKING CAPITAL ARE BASED ON CURRENT EXPECTATIONS THAT INVOLVE UNCERTAINTIES AND RISK INCLUDING, BUT NOT LIMITED TO, MARKET CONDITIONS, THE INTRODUCTION OF COMPETITIVE PRODUCTS, ECONOMIC CONDITIONS, AND THE TIMING OF ORDERS FOR PRODUCTS. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM CURRENT EXPECTATIONS. READERS ARE CAUTIONED NOT TO PUT UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS. THE COMPANY DISCLAIMS ANY INTENT OR OBLIGATION TO UPDATE PUBLICLY THESE FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.


PART II.            OTHER INFORMATION

ITEM 6              EXHIBITS AND REPORTS ON FORM 8 - K

(a) EXHIBITS

      EXHIBIT NO.                        DOCUMENT

      27.2                               Financial Data Schedule

(b) REPORTS ON FORM 8 - K.

    No reports on Form 8-K were filed during the three month period ended December 31, 1998.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           OPTICAL SYSTEMS, INC.



Date:  April __, 1999                      BY:
                                               --------------------------------
                                                 Warren R. Zimmerman
                                                 President/CEO


Date:  April __, 1999                      BY:
                                               --------------------------------
                                                 John F. Carlson
                                                 Vice President/CFO