Form 10QSB
period 1999-03-31
OPTICAL SYSTEMS INC
filed 1999-05-18
CIK 1064987

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1999

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 15, 1999 there were 6,510,320 shares of Common Stock outstanding.

Transitional Small Business Disclosure format:   Yes  [ ]    No  [X]

                                      INDEX
                                       OF
                              OPTICAL SYSTEMS, INC.

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999


                                                                                                 PAGE
                                                                                                 ----
PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS (Unaudited)

              Balance Sheets
                Six Months Ended March 31, 1999 and Twelve Months Ended September 30, 1998..........1

              Statements of Operations
                Three Months Ended March 31, 1999 and 1998..........................................2
                Six Months Ended March 31, 1999 and 1998............................................2

              Statements of Cash Flows
                Six Months Ended March 31, 1999 and 1998............................................3

              Notes to Financial Statements.......................................................4-5

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS............................................5-8


PART II  OTHER INFORMATION

         ITEMS 1-6..................................................................................8


SIGNATURES..........................................................................................9

PART I:  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS


                              OPTICAL SYSTEMS, INC.
                                 BALANCE SHEETS


                                                                               March  31,    September 30,
                                                                              -----------    ------------
                                                                                 1999            1998
                                                                                 ----            ----
                                                                               Unaudited        Audited
                                                                              -----------     -----------
ASSETS
Current assets:
   Cash and cash equivalents                                                  $    32,971     $    81,765
   Accounts receivable--trade, net of allowance
     for doubtful accounts of $3,000                                              198,093         336,083
   Loan receivable--officer                                                        87,543          52,136
   Prepaid expenses and other current assets                                        6,156          19,708
                                                                              -----------     -----------
     Total current assets                                                     $   324,763     $   489,692
                                                                              ===========     ===========

Property and equipment:
   Office furniture and equipment                                             $    37,066     $    36,515
   Computer hardware and software                                                 348,027         343,966
   Leasehold improvements                                                           6,650
   Vehicle                                                                         24,654          24,654
                                                                              -----------     -----------
   Total cost                                                                 $   416,397     $   405,135
   Accumulated depreciation                                                       262,901         222,401
                                                                              -----------     -----------
     Total property and equipment                                                 153,496         182,734
Deferred rental expense                                                       $    24,000     $    24,600
                                                                              -----------     -----------

     Total assets                                                             $   502,259     $   697,026
                                                                              ===========     ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
   5% convertible notes payable                                               $    33,840     $    40,000
   5% demand note payable                                                          35,000          35,000
   Current maturities of long-term debt                                             6,295           6,295
   Loans payable--shareholders                                                    134,461          34,461
   Accounts payable--trade                                                        735,221         486,120
   Accrued expenses                                                                81,577          81,437
                                                                              -----------     -----------
     Total current liabilities                                                $ 1,026,394     $   683,313
Long-term debt                                                                     55,396          57,997
                                                                              -----------     -----------
     Total liabilities                                                        $ 1,081,790     $   741,310
                                                                              ===========     ===========

Stockholders' deficiency:
   Convertible preferred stock--$.0001 par value, authorized
   10,000,000 shares; issued and outstanding 0
   Common stock, $0.0001 par value authorized
     50,000,000 shares; issued and outstanding - 6,510,320 and
     4,372,712 shares, respectively                                           $       651     $       517
Additional paid in capital                                                      1,652,393       1,571,363
Accumulated deficit                                                            (2,232,575)     (1,616,265)
                                                                              -----------     -----------
   Total stockholders' deficiency                                             $  (579,531)    $   (44,284)
                                                                              -----------     -----------

   Total liabilities and stockholders' deficiency                             $   502,259     $   697,026
                                                                              ===========     ===========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              OPTICAL SYSTEMS, INC.

                            STATEMENTS OF OPERATIONS



                                                          3 Months Ended                   6 Months Ended
                                                             March 31,                        March 31,
                                                        --------------------           ---------------------
                                                        1999            1998           1999             1998
                                                        ----            ----           ----             ----
                                                            (Unaudited)                     (Unaudited)
Gross revenue                                        $ 290,349       $ 627,714       $ 558,939       $ 901,799
Cost of revenue                                         71,947         257,381         158,415         402,171
                                                     ---------       ---------       ---------       ---------

Gross profit                                         $ 218,402       $ 370,333       $ 400,524       $ 499,628
                                                     =========       =========       =========       =========

Operating expenses:
   Payroll and related fringe costs                  $ 208,348       $ 153,397       $ 419,310       $ 280,878
   Selling and marketing                               101,486         104,645         247,446         143,529
   Administrative                                      165,715         161,038         299,548         243,484
   Depreciation                                         20,250          30,400          40,500          36,900
                                                     ---------       ---------       ---------       ---------
     Total operating expenses                          495,799         449,480       1,006,804         704,791
                                                     =========       =========       =========       =========

Loss from operations                                 $(277,397)      $ (79,147)      $(606,280)      $(205,163)
                                                     =========       =========       =========       =========

Other income (expense):
   Interest expense                                  $  (3,118)      $    (884)      $  (6,279)      $  (4,381)
   Interest income                                          16               6             433              10
   Miscellaneous expense                                (1,179)         (4,141)         (4,185)         (6,969)
                                                     ---------       ---------       ---------       ---------
     Total other income (expense)                       (4,281)         (5,019)        (10,031)        (11,340)
                                                     =========       =========       =========       =========

Net loss                                             $(281,678)      $ (84,166)      $(616,311)      $(216,503)
                                                     =========       =========       =========       =========

Net loss per share                                   $    (.04)      $    (.02)      $    (.10)      $    (.04)
                                                     =========       =========       =========       =========

Weighted average common shares outstanding           6,369,812       5,174,557       6,003,598       5,174,557
                                                     =========       =========       =========       =========



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              OPTICAL SYSTEMS, INC.

                            STATEMENTS OF CASH FLOWS


                                                                                     6 Months Ended
                                                                                       March 31,
                                                                                ------------------------
                                                                                  1999           1998
                                                                                  ----           ----
                                                                                       (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                     $(616,311)     $(216,503)
                                                                                ---------      ---------
   Adjustments to reconcile net loss to net cash
     used in operating activities:
   Depreciation                                                                 $  40,500      $ 369,500
   Financial and legal services
   Interest expense
   Increase (decrease) in cash resulting from
     changes in current operating
     assets and liabilities:
   Accounts receivable                                                            137,990       (464,421)
   Loan receivable--officer                                                       (35,407)       (25,818)
   Prepaid expenses                                                               (10,448)      (116,968)
   Deferred lease payments                                                         24,600
   Accounts payable--trade                                                        249,101        376,621
   Accrued expenses                                                                   140          2,264
                                                                                ---------      ---------
     Total adjustments                                                          $ 406,476      $  56,128
     Net cash provided by (used in)
       operating activities                                                     $(209,835)     $(228,272)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                                          $ (11,262)     $ (81,674)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of 5% convertible notes payable                                    $  (6,160)     $ (20,000)
   Proceeds from loan from shareholder                                            100,000          1,000
   (Repayment) Proceeds of long-term debt                                          (2,601)        19,968
   Issuances of common stock                                                       81,063        427,566
                                                                                ---------      ---------
     Net cash provided by financing activities                                  $ 172,302      $ 441,768
                                                                                ---------      ---------

DECREASES IN CASH AND
   CASH EQUIVALENTS                                                             $ (48,794)      $(62,014)
   Cash and cash equivalents, beginning of period                                  81,765         85,927
                                                                                ---------      ---------
   Cash and cash equivalents, end of period                                     $  32,971      $  23,913
                                                                                =========      =========

Supplementary cash flow data:
   Interest paid                                                                $     122      $     268
   Income taxes paid                                                                   -0-            -0-
Non cash financing transaction:
   Conversion of preferred stock into common stock                                    101


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              OPTICAL SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended March 31, 1999, are not necessarily indicative of the results for the year ending September 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 1998.


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

RESULTS OF OPERATION

THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998

GROSS REVENUES

         The Company is an Information Technology Solutions Provider marketing products and services in the areas of document management, service bureau operations, custom programming, consulting or network, Internet and Intranet environments and identifying and remediating "Year 2000"
         (Y2K) program code. The revenues from these businesses for the three months ended March 31, 1999 were 54% lower than the same period ended March 31, 1998.

         In September 1997 the Company made a strategic decision to allocate resources to market products and services dedicated to the "Year 2000 Solutions". Management believes now some fifteen months later that the Y2K market has not and probably will not develop to extent forecasted. The Y2K services in the second quarter of 1998 created revenues of $561,000 with only $6,000 of comparable revenues in 1999. During the same period there was an increase in revenues from the general consulting business of $230,000.

COST OF REVENUES

         For the second quarter ended March 31, 1998, expenses associated with the Y2K work were about $182,000 with no comparable expenditures in 1999. The general consulting business expenses increased approximately $3,000.

PAYROLL COSTS

         Payroll expenses for the second quarter of fiscal 1999 increased about $55,000 above 1998. The increase reflects the higher cost of additional technical people (+$29,000) to complete general consulting assignments and $26,000 for awards of common stock based on 1998 sales growth paid in 1999.

SELLING & MARKETING

         Selling and marketing expenses for the three months ended March 31, 1999, decreased 3% reflecting lower expenses due to decreased marketing effort for Y2K business development. The decrease was partially offset by the cost of a marketing study in 1999.

GENERAL & ADMINISTRATION

         General and administration expenses for second fiscal quarter 1999 decreased 3% over 1998. Lower cost ($13,000) for professional fees--accountants, lawyers, etc., in 1999 were offset by increased facilities expense. The balance of the decrease of $4,000 was spread over 19 classifications of expense.

DEPRECIATION

         For the quarter ended March 1999, the increase in depreciation expense (+$10,000) reflects the investment in fixed assets made in fiscal year 1998 of $100,000 or +33%.

INTEREST EXPENSE

         For the quarter ended March 31, 1999, interest expense increased $2,800 over March 31, 1998, as the result of new loans from a minority shareholder.


SIX MONTHS ENDED MARCH 31, 1999 COMPARED TO MARCH 31, 1998

GROSS REVENUES

         For the six months ended March 31, 1999 vs. March 31, 1998, revenues decreased 38%. A decline of $345,000 in Y2K Services revenues accounts for virtually all the difference with only a modest loss of $3,000 in general consulting revenues.

COST OF REVENUES

         The decline in revenues for the six months ended March 31, 1999 vs. March 31, 1998 resulted in a reduction in costs of $244,000. Y2K Services costs were approximately $119,000 lower. General consulting service had a decline of $129,000 in costs on approximately the same revenues, as the 1999 business did not require expenditures for equipment and third party software.

PAYROLL COSTS

         Payroll costs for the six months ended March 31, 1999 vs. the same period in 1998 increased $138,000, reflecting the higher costs for technicians and enhancement to fringe benefit programs. Management believes the enhancements were necessary to be competitive when recruiting technicians in the current market.

SELLING AND MARKETING

         For the six months ended March 31, 1999 vs. March 31, 1998, selling and marketing expenses increased $104,000. Of this increase, $24,000 was incurred for a marketing study and $80,000 in winding down the company's Y2K Services programs.

GENERAL AND ADMINISTRATION

         For the six months ended March 31, 1999 vs. March 31, 1998, general and administrative costs increased $56,000 primarily as the result of higher professional fees and facilities cost.

INTEREST EXPENSE

         Interest expenses for the six months ended March 31, 1999 were $6,200 vs. $4,300 in 1998. The increase is attributed to the interest expense on new loans from a shareholder.

LIQUIDITY AND CAPITAL RESOURCES (SEE SUBSEQUENT EVENTS)


         The Company's liquidity requirements include working capital needs, interest payments and capital investments. The company intends to finance its current operating activities with cash from operations. Additionally, a minority shareholder of the Company has committed to provide financing to the Company.

         The Company has experienced late vendor payments and is currently looking to extend terms. On March 22, 1999, Romac International, a successor to Source Services corporation filed a civil action in the Superior Court of New Jersey claiming Optical Systems, Inc. has defaulted on a debt owed to Romac for services rendered by Romac in 1998 and that $139,067.83 plus interest, costs of suit and legal fees remains past due and unpaid. The company has filed an appropriate response with the Superior Court.

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

         The Company expects to continue to recognize losses during 1999 due to its operating performance unless the acquisitions described below are successful. The Company is aggressively working to expand its customer base and services. Should the Company incur greater than anticipated losses during 1999, the Company would have to consider financial alternatives to enable it to adequately fund its operations and meet all of its obligations. Such alternatives would include reorganization or bankruptcy protection.

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

SUBSEQUENT EVENTS

         The Company has evaluated new strategies to direct its growth as the Y2K market did not develop to the extent forecasted. As part of the Company's new design, it signed a letter of intent on April 14, 1999, to acquire CSSC, Inc. and Coordinated Systems and Services Corp., two privately held companies. The transaction is scheduled to close on or before May 31, 1999, subject to due diligence procedures.

         CSSC, Inc. is a developer of computer systems presently marketed to the publishing industry and provides related maintenance and customized computer services. Coordinated Systems and Services Corp., a related company, operates a distribution facility marketing fulfillment services to CSSC, Inc.'s customers. The combined revenues for the two companies for calendar 1998 were $18.4 million and the companies were $465,000 profitable.

         The Company is planning to fund these acquisitions with a collateral loan of approximately $3,000,000 from a commercial lender. Several lenders have submitted loan proposals.

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

PART II. OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS

The Company has experienced late vendor payments and is currently looking to extend terms. On March 22, 1999, Romac International, a successor to Source Services corporation filed a civil action in the Superior Court of New Jersey claiming Optical Systems, Inc. has defaulted on a debt owed to Romac for services rendered by Romac in 1998 and that $139,067.83 plus interest, costs of suit and legal fees remains past due and unpaid. The company has filed an appropriate response with the Superior Court.


ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

         EXHIBIT NO.         DOCUMENT
         27.2                Financial Data Schedule

(b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the three month period ended March 31, 1999.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              OPTICAL SYSTEMS, INC.



Date:  May 14, 1999                           BY:     /s/ Warren R. Zimmerman
                                                    ----------------------------
                                                       Warren R. Zimmerman
                                                       President/CEO


                                              BY:     /s/ John F. Carlson
                                                    ----------------------------
                                                       John F. Carlson
                                                       Vice President/CFO